Form 10-Q
period 2020-06-30
Kenongwo Group US, Inc.
filed 2020-10-02
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number

KENONGWO GROUP US, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1914208
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
Yangjia Group, Xiaobu Town Yuanzhou District, Yichun City Jiangxi Province, China	336000
(Address of principal executive offices)	(Zip Code)

+86-400-915-2178

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2020, there were 18,824,818 shares of common stock, $0.0001 par value per share, issued and outstanding.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$6,918	$133,250
Accounts receivable, net	288,515	230,481
Other receivables, net	94,569	24,787
Inventories	201,786	261,867
Prepayment	194,863	17,760
Total Current Assets	786,651	668,145

Investment	27,213	28,261
Plant and equipment, net	280,500	287,950
Construction in progress, net	179,052	144
Intangible assets, net	58,174	62,749

Total Assets	$1,331,590	$1,047,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued payables	$266,984	$211,106
Taxes payable	888	902
Advances from customers	678	689
Due to related parties	982,656	692,903
Total Current Liabilities	1,251,206	905,600

Non-Current Liabilities
Convertible notes, net	-	32,243
Long-term loans	28,251	14,354
Total Liabilities	1,279,457	952,197

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 18,824,818 and 14,030,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,882	1,403
Paid in capital	492,364	309,938
Accumulated deficit	(446,690)	(200,775)
Accumulated other comprehensive income (loss)	4,577	(15,514)
Total Stockholders’ Equity	52,133	95,052
Total Liabilities and Stockholders’ Equity	$1,331,590	$1,047,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Revenue	$148,392	$180,451	$173,333	$372,369
Cost of revenues	155,160	69,641	190,011	156,564
Gross profit	(6,768)	110,810	(16,678)	215,805
Operating expenses
Selling and marketing expenses	56,164	26,584	78,363	62,823
General and administrative expenses	88,134	51,364	201,623	77,763
Total operating expenses	144,298	77,948	279,986	140,586

Income(Loss) from operations	(151,066)	32,862	(296,664)	75,219

Other income (expenses):
Interest expenses	-	(6,841)	(1,564)	(7,382)
Other income	28,920	8,844	57,183	8,844
Other expenses	(180)	(204)	(4,870)	(3,185)
Total other income and (expenses)	28,740	1,799	50,749	(1,723)

Income (Loss) before taxes	(122,326)	34,661	(245,915)	73,496
Provision for income taxes	-	(3,376)	-	508

Net income (loss)	$(122,326)	$38,037	$(245,915)	$72,988

Other comprehensive income (loss):
Foreign currency translation adjustment	20,091	(501)	4,577	(12,628)
Comprehensive income (loss)	$(102,235)	$37,536	$(241,338)	$60,360

Gain (loss) per share
- Basic and diluted	(0.01)	0.00	(0.02)	0.01
Basic and diluted weighted average shares outstanding	18,824,818	14,030,000	14,069,409	14,030,000

The accompanying notes are an integral part of these condensed consolidated financial statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Number	Common	Paid-in	Subscription	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Receivable	Deficit	Loss	Total
Balance, January 1, 2019	14,030,000	$1,403	$223,902	$(1,403)	$(62,663)	$(12,127)	$149,112
Recognition of beneficial conversation feature	-	-	182,592	1,403	-	-	183,995
Net income	-	-	-	-	72,988	-	72,988
Foreign currency translation adjustment	-	-	-	-	-	(501)	(12,628)

Balance, June 30, 2019	14,030,000	$1,403	$406,494	-	$10,325	$(12,628)	$393,467

Balance, January 1, 2020	14,030,000	$1,403	$309,938	-	$(200,775)	$(15,514)	$95,052
Recognition of beneficial conversation feature	2,887,893	289	-				-
Shares issued for cash	1,906,925	190	182,426				182,905
Net loss		-	-	-	(245,915)	-	(245,915)
Foreign currency translation adjustment	-	-	-	-	-	20,091	20,091

Balance, June 30, 2020	18,824,818	$1,882	$492,364	$-	$(446,690)	$4,577	$52,133

The accompanying notes are an integral part of these condensed consolidated financial statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the six months ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(245,915)	$72,988
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,162	16,391
Conversion of convertible bond	(14,006)	-
Changes in operating assets and liabilities:
Accounts receivable	(62,146)	(116,603)
Inventories	56,311	(152,371)
Prepayment and deposits	(178,655)	(22,658)
Other receivables	(70,679)	(3,220)
Accounts payable and accrued payables	59,663	9,438
Advances from customers	-	26,056
Net cash used in operating activities	(435,265)	(169,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment and construction in progress	(193,867)	(24,183)
Intangible assets	-	(725)
Investment	603	(7,336)
Net cash used in investing activities	(193,264)	(32,244)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	301,599	26,353
Proceeds from issuance of common stocks	186,048	104,011
Long-term loans	14,226	-
Net cash provided by financing activities	501,873	130,364

EFFECT OF EXCHANGE RATE ON CASH	324	9,483

NET DECREASE IN CASH	(126,332)	(62,376)
CASH, BEGINNING OF PERIOD	133,250	68,211
CASH, END OF PERIOD	6,918	5,835

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$1,564	$7,382
Cash paid for income tax	-	-
Issuance of common stock upon conversion of convertible bond	$104,273	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Kenongwo Group US, Inc. (“Kenongwo US” or the “Company”) is a holding company incorporated in the State of Nevada on October 17, 2018.

On October 17, 2018, the Company issued 30,000 shares of the common stock at the par value per share for a total purchase price of $3 to Mr. Erh-ping Pi.

On October 20, 2018, the Company issued 14,000,000 shares of the common stock at the par value per share for a total purchase price of $1,400 to its director and chief executive officer Mr. Jianjun Zhong.

On May 15, 2017, Jiangxi Kenongwo Technology Co., Ltd. (“Jiangxi Kenongwo”) was formed in the PRC. It is engaged in researching, developing, manufacturing and selling bamboo charcoal biomass organic fertilizers, amino acid water-soluble fertilizers, selenium-rich foliage fertilizers and other types of fertilizers in the People’s Republic of China (the “PRC”).

On January 1, 2019, the Company acquired all the issued and outstanding capital stock of Jiangxi Kenongwo pursuant to certain share transfer agreements entered into with Xiaoming Zhang and Yuhua Zhang, the two former shareholders of Jiangxi Kenongwo. The share transfer was completed on January 9, 2019 as evidenced by a business license issued by Administrative Bureau in Yichun City Jiangxi Province reflecting the sole foreign ownership. As a result, Jiangxi Kenongwo became the Company’s wholly owned subsidiary. In accordance to a stock entrustment agreement (the “Stock Entrustment Agreement”), Xiaoming Zhang and Yuhua Zhang held Jiangxi Kenongwo on behalf of Mr. Jianjun Zhong. Under the Stock Entrustment Agreement, Mr. Jianjun Zhong was the controlling beneficial owner of Jiangxi Kenongwo prior to the acquisition on January 1, 2019. Accordingly, the Company and Jiangxi Kenongwo were under common control prior to the acquisition; therefore, the transaction has been accounted for as business combination under common control in accordance to ASC-805-50-30-5, in which the assets and liabilities of Jiangxi Kenongwo have been presented at their carrying values at the date at which the transfer occurred, which was January 1, 2019. However, the carrying values did not differ from their historical basis. No goodwill was recognized in this transaction.

On September 6, 2019, the Company agreed to issue an aggregate of 1,300,000 shares of common stock in a private placement to two investors for an aggregate purchase price of $130,000. On February 26, 2020, March 2, 2020, March 4, 2020 and March 10, 2020, Jiangxi Kenongwo received the placement proceeds of $28,889 (RMB 200,000), $57,778 (RMB 400,000), $14,444 (RMB 100,000), and $28,889 (RMB 200,000), respectively, totaling $130,000 (RMB 900,000) from its two investors.

On October 16, 2019, the Company agreed to issue an aggregated of 606,925 shares of the common stock to a total of 41 investors for an aggregate purchase price of $60,693 in a private placement. On January 16, 2020, Jiangxi Kenongwo, on behalf of the Company, received the proceeds of $60,693 (RMB 418,166) from the 41 investors.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $245,915 for the six months ended June 30, 2020. As of June 30, 2020, the Company had an accumulated deficit of $446,690, working capital deficit of $464,555; its net cash used in operating activities for the six months ended June 30, 2020 was $453,502.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute the business plan, develop the plan to generate profit; additionally, Management may need to continue to rely on certain related parties to provide funding for investment, for working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with the US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (the “PRC GAAP”). The differences between the US GAAP and the PRC GAAP have been adjusted in these financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Control by Principal Stockholders

The Company’s directors and executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of our common stock. Accordingly, if our directors and executive officers and their affiliates or related parties vote their shares uniformly, they would have the ability to control the approval of most corporate actions, including increasing our authorized capital stock and the dissolution or merger of our company or the sale of our assets.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash with various financial institutions.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, consisting of raw materials, work in process, and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

Prepayments

The Company makes advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers the applicable amount is reclassified from advances and prepayments to suppliers to inventory.

Plant and Equipment

Included in property and equipment is construction-in-progress which consisted of factory improvements and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation of the assets. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Building	20 years
Operating equipment	3-10 years
Vehicle	3-5 years
Electronic equipment	3-5 years
Office equipment	3-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Construction in progress represents direct and indirect acquisition and construction costs for plants, and costs of acquisition and installation of related equipment. Amounts classified as construction in progress and prepayments for equipment are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Depreciation is not provided for assets classified in this account.

The Company both owns and leases manufacturing facilities. The Company leases a manufacturing facility to produce fertilizer products. In order to expand the Company’s production capacity, the Company invested in an additional manufacturing plant that it owns.

The plant that is owned by the Company is accounted for using the significant accounting policies set forth above.

The Company has adopted ASC 842 and ASC 840. Management determines that leased manufacturing facility is not required to be capitalized as a right of use asset under both ASC 842 and ASC 840 because the lease for that facility is entered into on a year to year basis. Additionally, management is not certain that it will renew its lease for that facility each year.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Included in the intangible assets is non-patented technology. Useful life for non-patented technology refers to the period during which economic benefits can be generated. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

Estimated useful lives of the Company’s intangible assets are as follows:

Useful Life

Non-patented technology	10 years

The Company carries intangible assets at cost less accumulated amortization. In accordance with the US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Investment

Pursuant to a cooperation agreement dated April 27, 2019 (the “Cooperation Agreement”), the Company and two other individuals, Mr. Haijin Li and Mr. Weizhong Zhang, jointly formed Longyan Fuchi Agricultural Development Co., Ltd. (“Longyan”), an agricultural company with a primary focus on growing and selling passionfruit. According to the Cooperation Agreement, the Company and Mr. Zhang together shall invest RMB540,000 (approximately $77,510) to Longyan, which, in exchange, will result in the Company and Mr. Zhang owning 25.0% and 20% equity interest in Longyan, respectively. Pursuant to the Cooperation Agreement, the Company shall jointly manage Longyan with Mr. Li and Mr. Zhang. From the period September 12, 2019 to October 31, 2019, the Company invested a total of $28,955 in Longyan and acquired its 25.0% interest. The Company accounted for its investment using the equity method. The Company’s share of the loss during the six months ended June 30, 2020 was $1,048.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2020 and 2019.

Advances from Customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	6/30/2020	12/31/2019	6/30/2019
Period/year end RMB: US$ exchange rate	7.0795	6.9668	6.8665
Period/annual average RMB: US$ exchange rate	7.0292	6.9072	6.5967

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue Recognition

The Company adopted ASC 606 “Revenue Recognition”, and recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Cost of Revenues

Cost of revenues consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.

The Company is subject to the Enterprise Income Tax (“EIT”) law of the People’s Republic of China. The Company is subject to Small Low-profit Enterprises Tax in which the Company is subject to Half-reduced Enterprise Income Tax and enterprise income tax at the reduced rate of 20%, i.e. for the net profit below RMB 1,000,001 (USD 151,181), the taxable income is 50% of the net profit multiplied by the 20% enterprise income tax rate, which result in an effective income tax rate of 10% from the full net profit, if such net profit is below RMB 1,000,001 (USD 151,181).

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company’s comprehensive income (loss) consist of net income (loss) and unrealized gains from foreign currency translation adjustments.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

Government Contribution Plan

Pursuant to the applicable PRC laws and regulations, the Company is required to participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

Statutory Reserve

Pursuant to the applicable PRC laws and regulations, the Company must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under the PRC GAAP at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by the US GAAP. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not believe the adoption of this ASU would have a material effect on our financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its financial statements.

In June 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-13) related to the measurement of credit losses on financial instruments. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the potential impacts of ASU 2016-13 on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$288,515	$230,481
Less: Allowance for doubtful accounts	-	-
Total accounts receivable, net	$288,515	$230,481

Movement of allowance for doubtful accounts is as follows:

	June 30, 2020	December 31, 2019
Beginning balance	$-	$-
Addition	-	-
Bad debt written-off	-	-
Ending balance	$-	$-

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30, 2020	December 31, 2019

Raw materials	$130,519	$139,400
Finished goods	72,267	122,467
Total, net	$201,786	$261,867

NOTE 5 – PREPAYMENTS

The prepayment balance of $194,863 and $17,760 as of June 30, 2020 and December 31, 2019 mainly represents the advanced payment to the suppliers for business purpose.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Plant and equipment at June 30, 2020 and December 31, 2019 consisted of:

	June 30, 2020	December 31, 2019
Building	$197,538	$197,623
Operating equipment	108,023	108,733
Vehicle	18,485	10,858
Office equipment	16,176	14,715
	340,222	331,929
Less: Accumulated depreciation	(59,722)	(43,979)
	280,500	287,950
Construction in progress	179,052	144
	$459,552	$288,094

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

As of June 30, 2020 and December 31, 2019, depreciation expense amounted to $16,560 and $27,148, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $179,052 and $144 as of June 30, 2020 and December 31, 2019 represents the investment in building a processing plant and warehouse.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2020	2019

Non-patented technology	$71,302	$72,456

Less: Accumulated amortization	(13,128)	(9,707)
	$58,174	$62,749

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $71,302 and $72,456 as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, amortization expenses of intangible assets were $3,602 and $7,377, respectively.

NOTE 8 – LOAN PAYABLE

On November 27, 2018, the Company entered into an unsecured loan agreement with Yichun City Yuanzhou District Wangqiu Breeding Professional Cooperative (“Wangqiu”) in the amount of $14,542, with an original due date of November 26, 2019. The loan carried an annualized interest rate of 12%. When the loan became due, the Company and Wangqiu mutually agreed to extend the due date to November 26, 2021. The interest rate remained the same. As of December 31, 2018, the balance was recognized as a current liability. As of December 31, 2019, the Company has classified the amount of $14,354 as a long-term liability. The Company has not repaid any principal during the years ended December 31, 2019 and 2018. The difference between the balance at December 31, 2019 and 2018 was a result of translation difference.

On January 20, 2020, the Company entered into another unsecured loan agreement with Wangqiu in the amount of $13,874, with a due date of January 19, 2022. The loan carried an annualized interest rate of 12%. The Company has not repaid any principal during the six months ended June 30, 2020 and during the year ended December 31, 2019. As of June 30, 2020 and December 31, 2019, the outstanding amount of the loan payable was $28,251 and $14,354, respectively. As of June 30, 2020 and December 31, 2019, the Company recognized interest expenses of $1,564 and $1,737, respectively.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2020 and December 31, 2019, the outstanding balance due to related parties was $982,656 and $692,903, respectively.

As of June 30, 2020 and December 31, 2019, the outstanding balances of $899,075 and $609,322 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of June 30, 2020 and December 31, 2019, the outstanding balances of $83,581 and $83,581 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

NOTE 10 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of June 30, 2020 and 2019.

Customers	June 30, 2020		June 30, 2019
	Amount $	%	Amount $	%
A	23,566	15.86	-	-
B	21,439	14.43	-	-
C	21,439	14.43	-	-
D	18,322	12.33	-	-
E	-	-	121,424	31.71
F	-	-	41,313	10.79

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of June 30, 2020 and December 31, 2019.

Suppliers	June 30, 2020		December 31, 2019
	Amount $	%	Amount $	%
A	18,260	29.52	-	-
B	12,963	20.95	-	-
C	8,624	13.94	-	-
D	8,194	13.25	-	-
E	-	-	57,924	22.38
F	-	-	48,051	18.56

Credit Risks

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of June 30, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

	June 31,		December 31,
	2020		2019
United States	$4,891	71%	$4,933	4%
China	2,027	29%	128,317	96%
Total cash and cash equivalents	$6,918	100%	$133,250	100%

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The Company’s primary operations are located in the PRC. The Company is subject to Small Low-profit Enterprises Tax in which the Company is subject to Half-reduced Enterprise Income Tax and enterprise income tax at the reduced rate of 20%, i.e. for the net profit below RMB 1,000,001 (USD 151,181), the taxable income is 50% of the net profit, multiplied by the 20% enterprise income tax rate, which result in an effective income tax rate of 10% from the full net profit, if such net profit is below RMB 1,000,001 (USD 151,181).

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Income (Loss) attributed to PRC operations	$(259,879)	$73,013
Income (Loss) attributed to State of Nevada	13,964	(25)
Income (Loss) before tax	(245,915)	72,988

PRC Statutory Tax at 20% Rate	-	7,301
Effect of tax exemption granted	-	(6,793)
Income tax	$-	$508

The provision for income taxes consists of the following:

	June 30, 2020	June 30, 2019
Current	$-	$508
Deferred	-	-
Total	$-	$508

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s PRC entities’ tax filings, which may lead to additional tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the six months ended June 30, 2020 and 2019.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to June 30, 2020 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We primarily engage in researching, developing, manufacturing and selling bamboo charcoal biomass organic fertilizers, amino acid water-soluble fertilizers, selenium-rich foliage fertilizers and other types of fertilizers in the PRC through our subsidiary, Jiangxi Kenongwo Technology Co., Ltd. (“Jiangxi Kenongwo”), a company incorporated under the laws of the PRC.

We generated our revenue from the sales of our organic fertilizers. We currently have one integrated factory covering a land area of 143,590 square feet in Yichun City, Jiangxi Province, PRC to produce our organic fertilizers, which has been in operations since 2017. We plan to expand our production capacity and build an automatic and standardized production line.

We believe that our brand reputation and ability to tailor our products to meet the requirements of various regions of the PRC affords us a competitive advantage. We purchase the majority of our raw materials from suppliers located in the PRC and use suppliers that are located in close proximity to our manufacturing facilities, which helps us to control our cost of revenue.

Amidst the COVID-19 outbreak in 2020, our business operations were adversely impacted. In particular, the lockdown policy in China has caused delays in the logistics industry and consequently, the supply of our raw materials were impacted. In addition, the restrictions of face-to-face interactions have slowed down the process of our marketing, client meeting and new products launching activities. The spread of COVID-19 has been effectively controlled in China. People’s daily life and businesses’ operations started going to normalcy. As a result, we believe these negative impacts are temporary. However, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the economy of China and the rest of the world and, as such, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

China is the principal market for our products, which are primarily sold to our customers through distributors in over twenty provinces in China, including Jiangxi, Hunan, Hubei, Fujian, Jiangsu, Shanghai, Zhejiang, Sichuan, Chongqing, Guangdong, Hainan, Xinjiang, Guizhou, Anhui, Shandong, Shanxi, Shaanxi, Liaoning, Jilin, Heilongjiang, Yunnan and Guangxi provinces.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our financial statements included elsewhere in this report.

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $245,915 for the six months ended June 30, 2020. As of June 30, 2020, the Company had an accumulated deficit of $446,690, working capital deficit of $464,555; its net cash used in operating activities for the six months ended June 30, 2020 was $453,502.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

Revenue Recognition

The Company adopted ASC 606 “Revenue Recognition”, and recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended June 30, 2020 and 2019

	For the Three months ended June 30,		Variance
	2020	2019	Amount	%
	$	$	$
Revenues	148,392	180,451	(32,059)	-17.8%
Cost of revenues	155,160	69,641	85,519	122.8%
Gross profit	(6,768)	110,810	(117,578)	-106.1%
Operating expenses:
Selling expenses	56,164	26,584	29,580	111.3%
General and administrative expenses	88,134	51,364	36,770	71.6%
Total operating expenses	144,298	77,948	66,350	85.1%
(Loss)/income from operations	(151,066)	32,862	(183,928)	-559.7%
Other income (expense):
Interest expense	-	(6,841)	6,841	100%
Other income (expense), net	28,740	8,640	20,100	232.6%
Total other income (expense)	28,740	1,799	26,941	1,497.6%
(Loss)/income before income taxes	(122,326)	34,661	(156,987)	-452.9%
Income taxes	-	(3,376)	3,376	100.0%
Net (loss)/income	(122,326)	38,037	(160,363)	-421.6%

Revenue

For the three months ended June 30, 2020, our total revenue was $148,392, representing a decrease of 17.8% compared to $180,451 for the same period in 2019. This decrease was mainly due to a reduction in demand of our products caused by the COVID-19 pandemic.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended June 30,
	2020	2019
Revenues – Bamboo charcoal biomass organic fertilizers	$112,298	$98,089
Revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	19,309	55,521
Revenues – High concentration of foliar fertilizer 100ML	5,901	8,687
Revenues – Water-soluble fertilizers 2.5L	7,549	18,154
Revenues – Winter fertilizers 25KG	-	-
Revenues – Others	3,335	-
Total revenues	$148,392	$180,451

Cost of revenues

Cost of revenues for the fertilizers was $155,160 and $69,641 for the three months ended June 30, 2020 and 2019, respectively, representing an increase of 122.8%. The increase in cost of sales was due to an increase in the cost of raw materials in 2020.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended June 30,
	2020	2019
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$55,602	$38,375
Cost of revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	72,375	26,602
Cost of revenues – High concentration of foliar fertilizer 100ML	3,059	767
Cost of revenues – Water-soluble fertilizers 2.5L	4,459	3,897
Cost of revenues – Winter fertilizers 25KG	-	-
Cost of revenues – Others	19,665	-
Total cost of revenues	$155,160	$69,641

Gross Profit

Our gross profit was negative $6,678 and $110,810 with gross margin of negative 94.6% and 61.4%, for the three months ended June 30, 2020 and 2019, respectively.

Selling Expenses

Our selling expenses were $56,164 for the three months ended June 30, 2020, representing an increase of $29,580 or 111.3% compared to $26,584 for the three months ended June 30, 2019. The increase in our selling expenses was mainly due to the fact that we hired more salespersons in the beginning of 2020. However, there were fewer sales activities caused by the COVID-19 pandemic for the three months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses increased by $36,770, or 71.6% from $51,364 for the three months ended June 30, 2019 to $88,134 for the same period in 2020 due to our hiring of more employees in the beginning of 2020 before the COVID-19 pandemic.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $16,611 and $32,002 for the three months ended June 30, 2020 and 2019, respectively.

Net Income (loss)

Our net loss was $122,326 and net income was $38,037 for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $160,363. Such decrease was primarily the result of the impact of COVID-19, resulting in lower revenue and thus lower net income.

Comparison of the Six months ended June 30, 2020 and 2019

	For the Six months ended June 30,		Variance
	2020	2019	Amount	%
	$	$	$
Revenues	173,333	372,369	(199,036)	-53.5%
Cost of revenues	190,011	156,564	33,447	21.4%
Gross profit	(16,678)	215,805	(232,483)	-107.7%
Operating expenses:
Selling expenses	78,363	62,823	15,540	24.7%
General and administrative expenses	201,623	77,763	123,860	159.3%
Total operating expenses	279,986	140,586	139,400	99.2%
(Loss)/income from operations	(296,664)	75,219	(371,883)	-494.4%
Other income (expense):
Interest expense	(1,564)	(7,382)	5,818	-78.8%
Other income (expense), net	52,313	(5,659)	57,972	1,024.4%
Total other income (expense)	50,749	(1,723)	52,472	3,045.4%
(Loss)/income before income taxes	(245,915)	73,496	(319,411)	-434.6%
Income taxes	-	508	(508)	-100.0%
Net (loss)/income	(245,915)	72,988	(318,903)	-436.9%

Revenue

For the six months ended June 30, 2020, our total revenue was $173,333, representing a decrease of 53.5% compared to $372,369 for the same period in 2019. This decrease was mainly due to a reduction in demand of our products caused by the COVID-19 pandemic.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Six months ended June 30,
	2020	2019
Revenues – Bamboo charcoal biomass organic fertilizers	$113,383	$176,713
Revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	34,476	125,309
Revenues – High concentration of foliar fertilizer 100ML	6,364	19,999
Revenues – Water-soluble fertilizers 2.5L	12,271	50,348
Revenues – Winter fertilizers 25KG	2,485	-
Revenues – Others	4,354	-
Total revenues	$173,333	$372,369

Cost of revenues

Cost of revenues for the fertilizers was $190,011 and $156,564 for the six months ended June 30, 2020 and 2019, respectively, representing an increase of 21.4%. The increase in cost of sales was due to an increase in the cost of raw materials in 2020.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Six months ended June 30,
	2020	2019
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$61,344	$93,997
Cost of revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	88,600	52,079
Cost of revenues – High concentration of foliar fertilizer 100ML	3,263	1,150
Cost of revenues – Water-soluble fertilizers 2.5L	8,151	9,338
Cost of revenues – Winter fertilizers 25KG	8,909	-
Cost of revenues – Others	19,744	-
Total cost of revenues	$190,011	$156,564

Gross Profit

Our gross profit was negative $16,678 and $215,805 with gross margin of negative 9.6% and 58.0% , for the six months ended June 30, 2020 and 2019, respectively.

Selling Expenses

Our selling expenses were $78,363 for the six months ended June 30, 2020, representing an increase of $15,540 or 24.7% compared to $62,823 for the six months ended June 30, 2019. The increase in our selling expenses was mainly due to the fact that we hired more salespersons in the beginning of 2020. However, there were fewer sales activities caused by the COVID-19 pandemic for the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses increased by $123,860, or 159.3% from $77,763 for the six months ended June 30, 2019 to $201,623 for the same period in 2020 due to our hiring of more employees in the beginning of 2020 before the COVID-19 pandemic.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $41,616 and $35,591 for the six months ended June 30, 2020 and 2019, respectively.

Net Income (loss)

Our net loss was $245,915 and net income was $72,988 for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $318,903. Such decrease was primarily the result of the impact of COVID-19, resulting in lower revenue and thus lower net income.

Liquidity and Capital Resources

Our working capital deficit was $464,555 and $237,455 for the six months ended June 30, 2020 and as of December 31, 2019, respectively.

We have respectively financed our operations over the six months ended June 30, 2020 and 2019 primarily through proceeds from advances from related parties, and net cash inflow from operation.

The components of cash flows are discussed below:

	For the Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(453,502)	$(169,979)
Net cash used in investing activities	(193,264)	(32,244)
Net cash provided by financing activities	520,110	130,364
Exchange rate effect on cash	324	9,483
Net cash outflow	$(126,332)	$(62,376)

Cash used in Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $453,502, which consisted primarily of net loss of $245,915, which was adjusted by depreciation and amortization of $20,162, and conversion of convertible bond. The Company had an increase of $59,663 in account payables and accrued payables in which it was due to the Company purchased more raw materials and pay off the bills in longer terms, an increase of $62,146 in accounts receivable which was due to longer payment terms were offered to loyal customers, an increase of $178,655 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, which were offset by a decrease of $56,311 in inventories and an increase in other receivable of $70,679 in which it was due to an increase in the borrowing from our employees.

For the six months ended June 30, 2019, net cash used in operating activities was $169,979, which consisted primarily of net income of $72,988, which was adjusted by depreciation and amortization of $16,391. The Company had an increase of $116,603 in accounts receivable in which it was due to more customers were developed and longer payment terms were offered to loyal customers, an increase of $152,371 in inventories in which it was due to an increase in production for fulfilling increasing demand, an increase of $22,658 in prepayment and deposit which it was due to increase in advances to suppliers to secure stable supply of raw materials, an increase of $9,438 in accounts payables and accrued payables and an increase of $3,220 in other receivable, an increase of $26,056 in advances from customers which was due to the Company received more purchasing orders from more customers.

Cash used in Investing Activities

Net cash used in investing activities was $193,264 for the six months ended June 30, 2020. The activities consisted of our investments of $193,867 in purchasing plant and equipment and construction in progress, and $603 in investments in equity.

Net cash used in investing activities was $32,244 for the six months ended June 30, 2019. The investing activities included our investments of $24,183 in purchasing plant and equipment and $725 in intangible asset, and $7,336 in investments in equity.

Cash Provided by Financing Activities

Net cash provided by financing activities was $520,110 for the six months ended June 30, 2020. During this period, cash provided by financing activities mainly included proceeds from related parties of $301,599, proceeds from issuance of common stocks of $204,285 and long-term loan of $14,226 for operating expenses.

Net cash provided by financing activities was $130,364 for the six months ended June 30, 2019. During the period, cash provided by financing activities mainly included proceeds from related parties of $26,353 and proceeds from issuance of common stocks of $104,011 for operating expenses.

Off-balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Liquidity Risk

We are also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, we will turn to other financial institutions and third parties to obtain short-term funding to meet the liquidity shortage.

Inflation Risk

We are also exposed to inflation risk and inflationary factors, such as increases in raw material and overhead costs, which could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of revenue if the selling prices of our products do not increase with such increased costs.

Foreign Currency Risk

All of our operating activities and a significant portion of our assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2020 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

We plan to provide GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. We plan to continue to recruit experienced and professional accounting and financial personnel and participate in educational seminars, tutorials, and conferences and employ more qualified accounting staff in future.

Changes in Internal Controls over Financial Reporting.

During the six months ended June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENONGWO GROUP US, INC.

Date: October 2, 2020	By:	/s/ Jianjun Zhong
Name: Jianjun Zhong
Title: President and Chief Executive Officer
(principal executive officer)

Date: October 2, 2020	By:	/s/ Jianjun Zhong
Name: Jianjun Zhong
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document