Form 10-Q
period 2020-09-30
Kenongwo Group US, Inc.
filed 2020-11-13
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 18,824,818 shares of common stock, $0.0001 par value per share, issued and outstanding.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION

Item 6.	Exhibits	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$14,578	$133,250
Accounts receivable, net	63,584	230,481
Other receivables, net	89,747	24,787
Inventories	259,070	261,867
Prepayment	335,751	17,760
Total Current Assets	762,730	668,145

Investment	-	28,261
Plant and equipment, net	286,957	287,950
Construction in progress, net	330,041	144
Intangible assets, net	57,892	62,749

Total Assets	$1,437,620	$1,047,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued payables	$202,209	$211,106
Taxes payable	924	902
Advances from customers	25,863	689
Due to related parties	1,564,923	692,903
Total Current Liabilities	1,793,919	905,600

Non-Current Liabilities
Convertible notes, net	-	32,243
Long-term loans	29,406	14,354
Total Liabilities	1,823,325	952,197

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 18,824,818 and 14,030,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,882	1,403
Paid in capital	492,364	309,938
Accumulated deficit	(878,969)	(200,775)
Accumulated other comprehensive income (loss)	(982)	(15,514)
Total Stockholders’ Equity	(385,705)	95,052
Total Liabilities and Stockholders’ Equity	$1,437,620	$1,047,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Revenue	$34,632	$112,420	$207,965	$484,790
Cost of revenues	44,238	47,104	234,249	203,668
Gross profit	(9,606)	65,316	(26,284)	281,122
Operating expenses
Selling and marketing expenses	82,736	25,123	161,099	87,947
General and administrative expenses	313,779	59,981	515,402	137,719
Total operating expenses	396,515	85,104	676,501	225,666

Income (Loss) from operations	(406,121)	(19,788)	(702,785)	55,456

Other income (expenses):
Interest expenses	(1,104)	(617)	(2,668)	(7,999)
Other income	217	-	57,400	8,745
Other expenses	(27,570)	(282)	(32,440)	(3,368)
Total other income and (expenses)	(28,457)	(899)	22,292	(2,622)

Income (Loss) before taxes	(434,578)	(20,687)	(680,493)	52,834
Provision for income taxes	2,299	(4,778)	2,299	(5,286)

Net income (loss)	$(432,279)	$(25,465)	$(678,194)	$47,548

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,559)	(13,568)	(982)	(14,076)
Comprehensive income (loss)	$(437,838)	$(39,033)	$(679,176)	$33,472

Gain (loss) per share
- Basic and diluted	(0.02)	(0.00)	(0.04)	0.00
Basic and diluted weighted average shares outstanding	18,824,818	14,030,000	15,238,557	14,030,000

The accompanying notes are an integral part of these condensed consolidated financial statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Number	Common	Paid-in	Subscription	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Receivable	Deficit	Loss	Total
Balance, January 1, 2019	14,030,000	$1,403	$223,902	$(1,403)	$(62,663)	$(12,127)	$149,112
Recognition of beneficial conversation feature	-	-	86,036	1,403	-	-	87,439
Net income	-	-	-	-	47,548	-	47,548
Foreign currency translation adjustment	-	-	-	-	-	(1,949)	(1,949)

Balance, September 30, 2019	14,030,000	$1,403	$309,938	-	$(15,115)	$(14,076)	$282,150

Balance, January 1, 2020	14,030,000	$1,403	$309,938	-	$(200,775)	$(15,514)	$95,052
Recognition of beneficial conversation feature	2,887,893	289	-	-	-	-	289
Shares issued for cash	1,906,925	190	182,426				182,616
Net loss		-	-	-	(678,194)	-	(678,194)
Foreign currency translation adjustment	-	-	-	-	-	14,532	14,532

Balance, September 30, 2020	18,824,818	$1,882	$492,364	$-	$(878,969)	$(982)	$(385,705)

The accompanying notes are an integral part of these condensed consolidated financial statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Nine months ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(678,194)	$47,548
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,435	24,001
Bad debt expenses	185,323	-
Conversion of convertible bond	(14,006)	-
Loss from disposal of investment	28,151	(4,654)
Changes in operating assets and liabilities:
Accounts receivable	(17,573)	(162,799)
Inventories	8,917	(89,902)
Prepayment and deposits	(308,804)	(18,980)
Other receivables	(62,582)	(1,386)
Accounts payable and accrued payables	(13,648)	(50,300)
Advances from customers	24,464	(8,134)
Net cash used in operating activities	(818,517)	(264,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment and construction in progress	(336,248)	(28,780)
Intangible assets	-	(697)
Net cash used in investing activities	(336,248)	(29,477)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	833,562	127,348
Proceeds from issuance of common stocks	186,048	104,273
Long-term loans	14,298	-
Net cash provided by financing activities	1,033,908	231,621

EFFECT OF EXCHANGE RATE ON CASH	2,185	231

NET DECREASE IN CASH	(118,672)	(62,231)
CASH, BEGINNING OF PERIOD	133,250	68,211
CASH, END OF PERIOD	14,578	5,980

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$2,668	$7,999
Cash paid for income tax	-	5,286
Issuance of common stock upon conversion of convertible bond	$104,273	$-

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $678,194 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had an accumulated deficit of $878,969, working capital deficit of $1,031,189; its net cash used in operating activities for the nine months ended September 30, 2020 was $818,517.

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

Investment

Pursuant to a cooperation agreement dated April 27, 2019 (the “Cooperation Agreement”), the Company and two other individuals, Mr. Haijin Li and Mr. Weizhong Zhang, jointly formed Longyan Fuchi Agricultural Development Co., Ltd. (“Longyan”), an agricultural company with a primary focus on growing and selling passionfruit. According to the Cooperation Agreement, the Company and Mr. Zhang together shall invest RMB540,000 (approximately $77,510) to Longyan, which, in exchange, will result in the Company and Mr. Zhang owning 25% and 20% equity interest in Longyan, respectively. Pursuant to the Cooperation Agreement, the Company shall jointly manage Longyan with Mr. Li and Mr. Zhang. From the period September 12, 2019 to October 31, 2019, the Company invested a total of $28,955 in Longyan and acquired its 25% interest. The Company accounted for its investment using the equity method. As of September 30, 2020, Longyan has limited operation and has not generated positive cash flow. The Company determined to dispose the Longyan investment and recognized the remaining basis of investment of $28,151 as loss in investment.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2020 and 2019.

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	9/30/2020	12/31/2019	9/30/2019
Period/year end RMB: US$ exchange rate	6.8013	6.9668	7.1360
Period/annual average RMB: US$ exchange rate	6.9941	6.9072	6.8618

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

The Company is subject to the Enterprise Income Tax (“EIT”) law of the People’s Republic of China. The Company is subject to Small Low-profit Enterprises Tax in which the Company is subject to Half-reduced Enterprise Income Tax and enterprise income tax at the reduced rate of 20%, i.e. for the net profit below RMB 1,000,001 (approximately $151,181), the taxable income is 50% of the net profit multiplied by the 20% enterprise income tax rate, which result in an effective income tax rate of 10% from the full net profit, if such net profit is below RMB 1,000,001 (approximately $151,181).

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2020	December 31, 2019
Accounts receivable	$254,161	$230,481
Less: Allowance for doubtful accounts	(190,577)	-
Total accounts receivable, net	$63,584	$230,481

Movement of allowance for doubtful accounts is as follows:

	September 30, 2020	December 31, 2019
Beginning balance	$-	$-
Addition	(190,577)	-
Bad debt written-off	-	-
Ending balance	$(190,577)	$-

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30, 2020	December 31, 2019

Raw materials	$167,485	$139,400
Packing materials	10,326	-
Finished goods	81,259	122,467
Total, net	$259,070	$261,867

NOTE 5 – PREPAYMENTS

The prepayment balance of $335,751 and $17,760 as of September 30, 2020 and December 31, 2019 mainly represents the advanced payment to the suppliers for business purpose.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Plant and equipment at September 30, 2020 and December 31, 2019 consisted of:

	September 30, 2020	December 31, 2019
Building	$202,432	$197,623
Operating equipment	101,373	108,733
Vehicle	18,740	10,858
Office equipment	33,347	14,715
	355,892	331,929
Less: Accumulated depreciation	(68,935)	(43,979)
	286,957	287,950
Construction in progress	330,041	144
	$616,998	$288,094

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

As of September 30, 2020 and December 31, 2019, depreciation expense amounted to $23,885 and $27,148, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $330,041 and $144 as of September 30, 2020 and December 31, 2019 represents the investment in building a processing plant and warehouse.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2020	2019

Non-patented technology	$74,219	$72,456

Less: Accumulated amortization	(16,327)	(9,707)
	$57,892	$62,749

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $74,219 and $72,456 as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, amortization expenses of intangible assets were $6,384 and $7,377, respectively.

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

On January 20, 2020, the Company entered into another unsecured loan agreement with Wangqiu in the amount of $13,874, with a due date of January 19, 2022. The loan carried an annualized interest rate of 12%. The Company has not repaid any principal during the nine months ended September 30, 2020 and during the year ended December 31, 2019. As of September 30, 2020 and December 31, 2019, the outstanding amount of the loan payable was $29,406 and $14,354, respectively. As of September 30, 2020 and December 31, 2019, the Company recognized interest expenses of $2,668 and $1,737, respectively.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2020 and December 31, 2019, the outstanding balance due to related parties was $1,564,923 and $692,903, respectively.

As of September 30, 2020 and December 31, 2019, the outstanding balances of $1,481,342 and $609,322 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of September 30, 2020 and December 31, 2019, the outstanding balances of $83,581 and $83,581 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

NOTE 10 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of September 30, 2020 and 2019.

	September 30, 2020		September 30, 2019
Customers	Amount $	%	Amount $	%
A	24,701	11.88	-	-
B	23,684	11.39	-	-
C	22,088	10.62	-	-
D	21,547	10.36	-	-
E	21,547	10.36	-	-
F	-	-	116,733	26.23
G	-	-	77,946	17.52

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
Suppliers	Amount $	%	Amount $	%
A	19,680	21.00	-	-
B	11,967	12.77	-	-
C	-	-	57,924	22.38
D	-	-	48,051	18.56

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of September 30, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

	September 30,		December 31,
	2020		2019
United States	$4,891	34%	$4,933	4%
China	9,687	66%	128,317	96%
Total cash and cash equivalents	$14,578	100%	$133,250	100%

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Income (Loss) attributed to PRC operations	$(664,230)	$47,548
Income (Loss) attributed to State of Nevada	(13,964)	-
Income (Loss) before tax	(678,194)	47,548

PRC Statutory Tax at 20% Rate	-	9,510
Effect of tax exemption granted	-	(4,224)
Income tax	$-	$5,286

The provision for income taxes consists of the following:

	September 30, 2020	September 30, 2019
Current	$-	$5,286
Deferred	-	-
Total	$-	$5,286

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the nine months ended September 30, 2020 and 2019.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to September 30, 2020 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

Amidst the COVID-19 outbreak in 2020, our business operations were adversely impacted. In particular, the lockdown policy in China has caused delays in the logistics industry and consequently, the supply of our raw materials was impacted. In addition, the restrictions of face-to-face interactions have slowed down the process of our marketing, client meeting and new products launching activities. The spread of COVID-19 has been effectively controlled in China. People’s daily life and businesses’ operations started going to normalcy. As a result, we believe these negative impacts are temporary. However, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the economy of China and the rest of the world and, as such, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $678,194 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had an accumulated deficit of $878,969, working capital deficit of $1,031,189; its net cash used in operating activities for the nine months ended September 30, 2020 was $818,517.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended September 30, 2020 and 2019

	For the Three months ended September 30,		Variance
	2020	2019	Amount	%
	$	$	$
Revenues	34,632	112,420	(77,788)	-69.2%
Cost of revenues	44,238	47,104	(2,866)	-6.1%
Gross profit	(9,606)	65,316	(74,922)	-114.7%
Operating expenses:
Selling expenses	82,736	25,123	57,613	229.3%
General and administrative expenses	313,779	59,981	253,798	423.1%
Total operating expenses	396,515	85,104	311,411	365.9%
(Loss)/income from operations	(406,121)	(19,788)	(386,333)	1,952.4%
Other income (expense):
Interest expense	(1,104)	(617)	(487)	78.9%
Other income (expense), net	(27,353)	(282)	(27,071)	9,599.6%
Total other income (expense)	(28,457)	(899)	(27,588)	3,068.7%
(Loss)/income before income taxes	(434,578)	(20,687)	(413,891)	2,000.7%
Income taxes	2,299	(4,778)	7,077	-148.1%
Net (loss)/income	(432,279)	(25,465)	(406,814)	1,597.5%

Revenue

For the three months ended September 30, 2020, our total revenue was $34,632, representing a decrease of 69.2% compared to $112,420 for the same period in 2019. This decrease was mainly due to a reduction in demand of our products caused by the COVID-19 pandemic.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended September 30,
	2020	2019
Revenues – Bamboo charcoal biomass organic fertilizers	$22,329	$16,247
Revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	173	6,285
Revenues – High concentration of foliar fertilizer 100ML	7,920	57,848
Revenues – Water-soluble fertilizers 2.5L	1,847	14,924
Revenues – Winter fertilizers 25KG	-	-
Revenues – Others	2,363	17,116
Total revenues	$34,632	$112,420

Cost of revenues

Cost of revenues for the fertilizers was $44,238 and $47,104 for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of 6.1%. The decrease in cost of sales was due to a decrease in the cost of raw materials in third quarter of 2020.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended September 30,
	2020	2019
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$41,875	$33,989
Cost of revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	445	2,120
Cost of revenues – High concentration of foliar fertilizer 100ML	1,198	7,764
Cost of revenues – Water-soluble fertilizers 2.5L	558	3,231
Cost of revenues – Winter fertilizers 25KG	45	-
Cost of revenues – Others	117	-
Total cost of revenues	$44,238	$47,104

Gross Profit

Our gross profit was negative $9,606 and $65,316 with gross margin of negative 27.7% and 58.1%, for the three months ended September 30, 2020 and 2019, respectively.

Selling Expenses

Our selling expenses were $82,736 for the three months ended September 30, 2020, representing an increase of $57,613 or 229.3% compared to $25,123 for the three months ended September 30, 2019. The increase in our selling expenses was mainly due to the fact that we hired more salespersons in the third quarter of 2020 when compared with the third quarter of 2019. However, there were fewer sales activities caused by the COVID-19 pandemic for the three months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses increased by $253,798, or 423.1% from $59,981 for the three months ended September 30, 2019 to $313,779 for the same period in 2020 due to the fact that we hired more employees in the third quarter of 2020 when compared with the third quarter of 2019 and the bad debt expenses of $190,577 in the third quarter of 2020.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $11,728 and $4,270 for the three months ended September 30, 2020 and 2019, respectively.

Net Income (loss)

Our net loss was $432,279 and $25,465 for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $406,814. Such decrease was primarily the result of the impact of COVID-19 and the bad debt expenses of $190,577 in the third quarter of 2020, resulting in lower revenue and thus lower net income.

Comparison of the Nine months ended September 30, 2020 and 2019

	For the Nine months ended September 30,		Variance
	2020	2019	Amount	%
	$	$	$
Revenues	207,965	484,790	(276,825)	-57.1%
Cost of revenues	234,249	203,668	30,581	15.0%
Gross profit	(26,284)	281,122	(307,406)	-109.3%
Operating expenses:
Selling expenses	161,099	87,947	73,152	83.2%
General and administrative expenses	515,402	137,719	377,683	274.2%
Total operating expenses	676,501	225,666	450,835	199.8%
(Loss)/income from operations	(702,785)	55,456	(758,241)	-1,367.3%
Other income (expense):
Interest expense	(2,668)	(7,999)	5,331	66.6%
Other income (expense), net	24,960	5,377	19,583	364.2%
Total other income (expense)	22,292	(2,622)	24,914	950.2%
(Loss)/income before income taxes	(680,493)	52,834	(733,327)	-1,388.0%
Income taxes	2,299	(5,286)	7,585	143.5%
Net (loss)/income	(678,194)	47,548	(725,742)	-1,526.3%

Revenue

For the nine months ended September 30, 2020, our total revenue was $207,965, representing a decrease of 57.1% compared to $484,790 for the same period in 2019. This decrease was mainly due to a reduction in demand of our products caused by the COVID-19 pandemic.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Nine months ended September 30,
	2020	2019
Revenues – Bamboo charcoal biomass organic fertilizers	$135,712	$192,960
Revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	34,649	131,594
Revenues – High concentration of foliar fertilizer 100ML	14,284	77,847
Revenues – Water-soluble fertilizers 2.5L	14,118	65,272
Revenues – Winter fertilizers 25KG	-	-
Revenues – Others	9,202	17,117
Total revenues	$207,965	$484,790

Cost of revenues

Cost of revenues for the fertilizers was $234,249 and $203,688 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of 15.0%. The increase in cost of sales was due to an increase in the cost of raw materials in 2020.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Nine months ended September 30,
	2020	2019
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$103,219	$127,986
Cost of revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	89,045	54,199
Cost of revenues – High concentration of foliar fertilizer 100ML	4,461	8,914
Cost of revenues – Water-soluble fertilizers 2.5L	8,709	12,569
Cost of revenues – Winter fertilizers 25KG	8,954	-
Cost of revenues – Others	19,861	-
Total cost of revenues	$234,249	$203,688

Gross Profit

Our gross profit was negative $26,284 and $281,122 with gross margin of negative 12.6% and 58.0% , for the nine months ended September 30, 2020 and 2019, respectively.

Selling Expenses

Our selling expenses were $161,099 for the nine months ended September 30, 2020, representing an increase of $73,152 or 83.2% compared to $87,947for the nine months ended September 30, 2019. The increase in our selling expenses was mainly due to the fact that we hired more salespersons in the beginning of 2020. However, there were fewer sales activities caused by the COVID-19 pandemic for the nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses increased by $377,683, or 274.2% from $137,719 for the nine months ended September 30, 2019 to $515,402 for the same period in 2020 due to our hiring of more employees in the beginning of 2020 before the COVID-19 pandemic and the bad debt expenses of $190,577 in the third quarter of 2020.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $52,838 and $38,486 for the nine months ended September 30, 2020 and 2019, respectively.

Net Income (loss)

Our net loss was $678,194 and net income was $47,548 for the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $725,742. Such decrease was primarily the result of the impact of COVID-19 and the bad debt expenses of $190,577 in the third quarter of 2020, resulting in lower revenue and thus lower net income.

Liquidity and Capital Resources

Our working capital deficit was $1,031,189 and $237,455 for the nine months ended September 30, 2020 and as of December 31, 2019, respectively.

We have respectively financed our operations over the nine months ended September 30, 2020 and 2019 primarily through proceeds from advances from related parties, proceeds from issuance of common stocks and the long-term loans.

The components of cash flows are discussed below:

	For the Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(818,517)	$(264,606)
Net cash used in investing activities	(336,248)	(29,477)
Net cash provided by financing activities	1,033,908	231,621
Exchange rate effect on cash	2,185	231
Net cash outflow	$(118,672)	$(62,231)

Cash used in Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $818,517, which consisted primarily of net loss of $678,194, which was adjusted by depreciation and amortization of $29,435, bad debt expenses of $185,323, loss from disposal of investment of $28,151 and conversion of convertible bond of $14,006. The Company had a decrease of $13,648 in account payables and accrued payables which was due to the Company purchased raw materials and pay off the bills in shorter terms, an increase of $17,573 in accounts receivable which was due to longer payment terms were offered to loyal customers, an increase of $308,804 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, which were offset by a decrease of $8,917 in inventories and an increase in other receivable of $62,582 which was due to an increase in the borrowing from our employees, an increase of $24,464 in advances from customers which was due to the Company received more purchasing orders from more customers.

For the nine months ended September 30, 2019, net cash used in operating activities was $264,606, which consisted primarily of net income of $47,548, which was adjusted by depreciation and amortization of $24,001. The Company had an increase of $162,799 in accounts receivable which was due to more customers were developed and longer payment terms were offered to loyal customers, an increase of $89,902 in inventories which was due to an increase in production for fulfilling increasing demand, an increase of $18,980 in prepayment and deposit which was due to increase in advances to suppliers to secure stable supply of raw materials, a decrease of $50,300 in accounts payables and accrued payables and an increase of $1,386 in other receivable, a decrease of $8,134 in advances from customers which was due to the Company received less purchasing orders from more customers.

Cash used in Investing Activities

Net cash used in investing activities was $336,248 for the nine months ended September 30, 2020. The activities consisted of our investments of $336,248 in purchasing plant and equipment and construction in progress.

Net cash used in investing activities was $29,477 for the nine months ended September 30, 2019. The investing activities included our investments of $28,780 in purchasing plant and equipment and $697 in intangible asset.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,033,908 for the nine months ended September 30, 2020. During this period, cash provided by financing activities mainly included proceeds from related parties of $833,562, proceeds from issuance of common stocks of $186,048 and long-term loan of $14,298 for operating expenses.

Net cash provided by financing activities was $231,621 for the nine months ended September 30, 2019. During the period, cash provided by financing activities mainly included proceeds from related parties of $127,348 and proceeds from issuance of common stocks of $104,273 for operating expenses.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2020 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KENONGWO GROUP US, INC.

Date: November 13, 2020	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2020	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document