Form 10-K
period 2020-12-31
Kenongwo Group US, Inc.
filed 2021-04-14
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-239929

KENONGWO GROUP US, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1914208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Yangjia Group, Xiaobu Town

Yuanzhou District, Yichun City

Jiangxi Province, China 336000

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including the area code: +86-400-915-2178

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the date of this report, the Company’s common stock is not listed any national securities exchange nor quoted on OTC Markets, and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is not available or not applicable.

The number of outstanding shares of the registrant’s common stock on April 9, 2021, was 18,824,818.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2020

i

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in “Risk Factors” in Item 1A and some of which are discussed in our other filings with the SEC. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

ii

ITEM 1. BUSINESS

Overview

We primarily engage in studying, developing, manufacturing and selling bamboo charcoal biomass organic fertilizers, amino acid water-soluble fertilizers, selenium-rich foliage fertilizers and other types of fertilizers in the PRC through our subsidiary, Jiangxi Kenongwo Technology Co., Ltd. (“Jiangxi Kenongwo”), a company incorporated under the laws of the PRC.

The main raw materials that are used in our organic fertilizers include bamboo charcoal, bamboo vinegar, rapeseed dregs and organic selenium. Bamboo charcoal is carbonized from bamboo and it is an excellent fertilizer carrier that can slowly release the fertilizer substance and at the same time reduce the pollution in the soil. Bamboo vinegar is a liquid obtained by condensing the water volatile organics in Moso bamboo, which is released during the high temperature pyrolysis through our patented technology. Fermented rapeseed dregs are the component of organic materials, which can significantly impact the quality of soil. Selenium is an essential trace mineral that is important for many bodily processes. By adding organic selenium into our fertilizers and applying them to the crops, selenium can be well absorbed and converted, making the final agricultural products rich of selenium. Our fertilizers also provide optimum levels of primary plant nutrients which including multi-minerals, proteins and carbohydrates that promote the healthiest soils capable of growing the healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil and thus avoid water pollution. Therefore, our fertilizer can effectively improve fertility of soil, and the quality and safety of agricultural products.

We generate our revenue from the sales of our organic fertilizers, compound fertilizers, specific-function fertilizers and crop-specific fertilizers. We currently have one integrated factory covering a land area of 143,590 square feet in Yichun City, Jiangxi Province, PRC to produce our organic fertilizers, which has been in operations since 2017. We plan to expand our production capacity and build an automatic and standardized production line, equipped with fully automatic production machines for our fertilizers, including fermentation machines, granulation machines, drying and cooling machines, labeling machines, packaging machines and loading and unloading machines. Specifically, we plan to establish four automated production lines, including (1) the powder fertilizer production line, (2) the granular fertilizer production line, (3) the liquid water soluble fertilizer production line and (4) the powder water soluble fertilizer production line. As of the date of this report, (3) and (4) have been completed. In addition, we also installed the liquid raw material automatic storage tank system, the palletizing robot system and the raw material weighing and batching system. The estimated cost of building this production line is approximately RMB12 million (approximately $1.7 million). we plan to finance this amount in equity or debt. There is no assurance that we could raise that amount on satisfying terms. As a result, the implementation of this expansion depends on whether and when we could secure the financing.

We believe that our brand reputation and ability to tailor our products to meet the requirements of various regions of the PRC affords us a competitive advantage. We purchase the majority of our raw materials from suppliers located in the PRC and use suppliers that are located in close proximity to our manufacturing facilities, which helps us to control our cost of revenue.

China is the principal market for our products, which are primarily sold to farmers through distributors in over twenty-two provinces in China, including Jiangxi, Hunan, Hubei, Fujian, Jiangsu, Shanghai, Zhejiang, Sichuan, Chongqing, Guangdong, Hainan, Xinjiang, Guizhou, Guangxi, Liaoning, Shandong, Shanxi, Yunnan, Ningxia, Gansu, Henan, and Hebei provinces.

In 2019, the Company and two other individuals, Mr. Haijin Li and Mr. Weizhong Zhang, jointly formed Longyan Fuchi Agricultural Development Co., Ltd. (“Longyan”) pursuant to a cooperation agreement dated April 27, 2019 (the “Cooperation Agreement”). According to the Cooperation Agreement, the Company and Mr. Zhang together shall invest RMB540,000 (approximately $77,510) to Longyan, which, in exchange, will result in the Company and Mr. Zhang owning 25% and 20% equity interest in Longyan, respectively. As of the date of this report, the Company has invested RMB 200,000 (approximately $28,955) to and as a result owns 25% equity interest in Longyan. Longyan is an agricultural company with a primary focus on growing and selling passionfruit, in which the Company perceives excellent potentials in Fujian province. Pursuant to the Cooperation Agreement, the Company shall jointly manage Longyan with Mr. Li and Mr. Zhang.

Corporate History and Structure

Kenongwo Group US, Inc. was incorporated in the State of Nevada on October 17, 2018. On January 1, 2019, we acquired all the issued and outstanding shares of Jiangxi Kenongwo pursuant to certain share transfer agreements with the two former shareholders of Jiangxi Kenongwo. The share transfer was completed on January 9, 2019. As a result, Jiangxi Kenongwo became our wholly-owned subsidiary.

The following diagram illustrates our current corporate structure:

Industry Overview

Overview of the PRC Fertilizer Industry

According to Gulf Petrochemicals & Chemicals Association, China is the biggest fertilizer producer and consumer in the world. Total fertilizer consumption in China represents around a third of global fertilizer use. According to China Fertilizers Market - Growth, Trends, And Forecasts (2019–2024) (source: www.mordorintelligence.com), the China fertilizers market is projected to grow at a compound annual growth rate (CAGR) of 0.62% during the forecast period, 2019-2024. The market growth is restrained by the Chinese government’s zero-growth policy and environmental protection policy system for rural areas and the agricultural sector, in order to control the pollution and achieve green development. The national policies prohibit the use of pesticides, and require organic fertilizers to replace chemical fertilizers. In 2020, there was zero-growth in fertilizer and pesticide consumption. The policymakers are adjusting fertilizer consumption structure and promoting accurate fertilization, improved fertilization, and use of more micronutrients and secondary fertilizers, as compared to straight fertilizers, particularly nitrogenous fertilizers. This policy is expected to provide a fillip to the growth of the market for bio-fertilizers in China.

Increasing Demand for Organic and Bio-fertilizers

According to the Ministry of Agriculture of the People’s Republic of China (MOA), the use of organic fertilizers as a replacement for chemical fertilizers is one of the key points of agricultural supply-side structural reform in China, and it has a restraining influence on the growth of the chemical fertilizers market in China. The key crops used in the country for the trial fertilizer-replacement program are fruits, vegetables, tea, and others. In May 2016, the “Soil Pollution Prevention Action Plan” was issued to provide strong support for the promotion of organic fertilizer in the country. The government accords great importance to the production of organic fertilizers, and implements a tax exemption policy (implemented in 2016) for bio-organic fertilizer products, providing further support for the development of the organic fertilizer industry in China. The rising number of product innovations and activities in the organic fertilizer market in China act as a restraint to the chemical fertilizers market. All the products we currently sell qualify as the type of organic fertilizers discussed in this section.

According to a press release by Ken Research dated January 23, 2020 (source: https://www.openpr.com/news/1905736/china-complex-fertilizer-market-is-driven-by-rise-in-net), the long term growth potential of the industry remains optimistic of fertilizer market in China as China’s food grain production is expected to grow at a CAGR of 1.3% during 2017-2022 from 621.1 million MT* in 2017 to 663.2 million MT by 2022. Additionally, government support to agriculture industry in China would act as another growth promoting factor to fertilizer industry in China. However, the emerging segment in the coming years would be the organic fertilizers with the government of China planning additional farm subsidies, elimination of certain land taxes, land reform initiatives to promote organically grown products. (*The metric ton used here is 1,000 kg, equivalent to 2,204.6 pounds avoirdupois.)

Our Products

We are committed to ensuring the quality of our products and production is in compliance with GB/T19001-2016/ISO 9001: 2015 Standard Quality System, which is the standard system used by organizations to demonstrate their ability to consistently provide products and services that meet customer and regulatory requirements and to demonstrate continuous improvement. GB/T19001-2016 is the China national standard for quality management system requirements, including the examination standards and packaging standards. ISO 9001: 2015 is the international standard that specifies requirements for a quality management system, covering a broad range of activities, services and products, from the procurement of raw materials to the release of final products. We aim to provide high-quality and environmental friendly organic fertilizer to our customers. Our organic fertilizers are the products of natural decomposition and are easy for plants to absorb and digest. Our core products are bamboo charcoal biomass organic fertilizers, amino acid water-soluble fertilizers and selenium-rich foliar fertilizers. The main raw materials used in these products are bamboo charcoal, bamboo vinegar, rapeseed dregs and organic selenium, which are mainly obtained through calcination, distillation, extraction of moso bamboo and transformation of other plants. Our products can be divided into three categories based on their functions: general-function fertilizers, specific-function fertilizers and crop-specific fertilizers.

1.	General-Function Fertilizers - Bamboo charcoal biomass organic fertilizer

Our general-function fertilizers can be applied to all kinds of crops to promote their growth. Bamboo charcoal biomass organic fertilizer is our flagship product under this category. Bamboo charcoal biomass organic fertilizer is developed on the basis of plant nutrition, soil biology and physical characteristics of the bamboo charcoal. Bamboo charcoal, one of the main components of bamboo charcoal biomass organic fertilizers, is carbonized from bamboo through our patented technology. We use bamboo charcoal, rapeseed dregs, bamboo vinegar liquid, amino acid, beneficial microbial flora and other metal ions (such as copper, iron, zinc and boron) as main raw materials and adopt international advanced production technology to compound them into the final product.

Growing in the natural environment, bamboo absorbs a large amount of water-soluble minerals such as potassium, sodium, calcium and magnesium. These minerals will be dissolved and condensed in the bamboo charcoal after the bamboo is smoldered under high temperature.

(Structure of bamboo charcoal)

Our bamboo charcoal biomass organic fertilizer can promote the reproduction of a large number of probiotic strains around the roots of farm crops, and meanwhile prevent the growth of harmful microorganisms, thus making the fertilizer to has functions of nitrogen fixation, phosphorus-dissolving and kalium-dissolving, among others. Our bamboo charcoal biomass organic fertilizer can also greatly improve the contents and effectiveness of the N, P, K, Ca, Fe and other elements in the soil. Bamboo charcoal itself can adsorb and passivate heavy metals and pesticide residues in the soil and therefore improve the quality of farm crops. In addition, bamboo charcoal can enhance the soil permeability, increase crop root activity, promote photosynthesis, maintain nutrient components in the soil, enhance crops’ resistance ability and prevent the occurrence of crop diseases and insect pests. When using our bamboo charcoal biomass organic fertilizer in acidic soil, the bamboo charcoal substance’s PH value can improve the acidity balance of the soil, making the soil more suitable for growing crops.

Our general-function fertilizer products also include bamboo compound fertilizer and water-soluble fertilizer with amino acid.

2.	Specific-Function Fertilizers

Our specific-function fertilizers are designed to provide specific benefits to crops. Our selenium-rich foliar fertilizers can promote the content of selenium in the final agricultural products. Selenium is an essential trace mineral that is important for many bodily processes. By adding organic selenium into our fertilizers and applying them to the crops, selenium can be well absorbed and converted. In addition, the major components in our amino acid water-soluble fertilizers are bamboo vinegar. We mixed bamboo vinegar and other microelements, making our fertilizers rich of nutrition while adding no sterols of any kind. Bamboo vinegar can enhance plants’ abilities to absorb nutrition from soil and degrade the fertilizer residues. These fertilizers can be applied to the soil or sprayed on crops aboveground directly or indirectly in order to supply nutrients, increasing crop yields and improving product quality.

3.	Crop-Specific Fertilizers

We also provide fertilizers that are designed for specific crops based on soil tests. The use of soil tests can help determine the status of nutrients available to plants in soil, thus it develops fertilizer recommendations to achieve optimum crop production. For example, we have designed and manufactured special fertilizer products for blueberries, dragon fruits and jackfruits. The best soil for blueberries to grow is acidic with a PH scale of 4.3 to 5.3 and has an organic-material level of 8% to 12%. Our blueberry fertilizers can effectively resolve the imbalance between the PH scale and organic-material level.

China’s fertilizer market is highly commercialized and therefore we adopted a multi-level brand strategy to target different market segments with tailored products. At present, selenium-rich foliar fertilizer and bamboo charcoal biomass organic fertilizers are marketed as high-end products, compound fertilizers as intermediate products, and amino acid water-soluble fertilizers as low-end products. We have so far developed nearly 20 kinds of products. In general, we believe our fertilizers have the following characteristics and advantages:

●	Increase the amount of probiotic strains and prevent the growth of harmful microorganisms;

●	Help the soil fix nitrogen, dissolve phosphorus and dissolution and better release the nutrients in the soil;

●	Adsorb and passivate heavy metals and pesticide residues in soil;

●	Enrich the mineral content of the soil, increase the organic matters in the soil and therefor increase the crop yield rate;

●	Enhance soil permeability, increase crop root activity and promote photosynthesis;

●	Increase significantly the protein, vitamin, and mineral contents of most fruits and vegetables;

●	Increase the water retention of soil to help plants to resist drought; and

●	Increase aeration of the soil.

The following table summarizes the 15 products we currently sell:

Product	Function
Organic Bamboo Charcoal Fertilizers	Promote reproduction of probiotic strains around the roots of farm crops; adsorb and passivate heavy metals and pesticide residues in soil; enhance soil permeability, increase crop root activity; promote photosynthesis, increase organic components in soil.

Selenium-Rich Organic Bamboo Charcoal Fertilizers	Promote reproduction of probiotic strains around the roots of farm crops; adsorb and passivate heavy metals and pesticide residues in soil; increase organic components and selenium in soil; enhance crop’s ability to absorb nutrition in soil.

Water-Soluble Fertilizers (2.5L)*	Increase crops’ ability of resisting disease and harmful bacteria and thus prevent crops disease and improve crops health; promote crops growing and improve its quality.

Water-Soluble Fertilizers (1L)*	Increase crops’ ability of resisting disease and harmful bacteria and thus prevent crops disease and improve crops health; promote crops growing and improve its quality.

Water-Soluble Fertilizers (500ML)*	Increase crops’ ability of resisting disease and harmful bacteria and thus prevent crops disease and improve crops health; promote crops growing and improve its quality.

Water-Soluble Fertilizers (250ML)*	Increase crops’ ability of resisting disease and harmful bacteria and thus prevent crops disease and improve crops health; promote crops growing and improve its quality.

High-Concentration Foliage Fertilizers (100ml)*	Increase crops’ ability of resisting disease and harmful bacteria and thus prevent crops disease and improve crops health; increase selenium in soil which will lead to rich selenium in crops.

Household Foliage Fertilizers (1L)*	Promote the growth of green household plants and reduce pests and plant diseases.

Winter Fertilizers (40kg)*	Absorb and passivate heavy metals and pesticide residues in soil; increase organic components in soil; improve the living environment for probiotic strains in soil.

Winter Fertilizers (25kg)*	Absorb and passivate heavy metals and pesticide residues in soil; increase organic components in soil; improve the living environment for probiotic strains.

Oilseed Rape-Specific Fertilizers	Enhance soil permeability; absorb and passivate heavy metals and pesticide residues in soil; protect the environment.

Blueberry-Specific Fertilizer	Specifically designed for blueberry with low PH value and few organic materials; promote the growth of blueberry.

Vegetal Organic Fertilizers	Enhance soil permeability; absorb and passivate heavy metals and pesticide residues in soil; increase micro-nutrition elements in soil.

Organic Water-soluble Fertilizer	Promote the growth of plants and reduce pests and plant diseases. Provide abundant nutrition to the plant and prevent premature fruit drop.

Bamboo Asphaltene	Promote the growth of plants and reduce pests and plant diseases. Improve plants’ abilities to resist coldness and drought. Improve fruit quality.

*	The units following each of these fertilizers respectively represent the level of concentration of the effective substance in each of these fertilizers.

Our Technology and Manufacturing Process

The main raw materials that are used in our organic fertilizers include bamboo charcoal, bamboo vinegar, rapeseed dregs and organic selenium. Bamboo charcoal is carbonized from bamboo and it is an excellent fertilizer carrier that can slowly release the fertilizer substance and at the same time reduce the pollution in the soil. Bamboo vinegar is a liquid obtained by condensing the water volatile organics in Moso bamboo, which is released during the high temperature pyrolysis through our patented technology. Our production procedure is scientifically designed and its automated production line and quality control system ensures consistent high quality. Our automated production line for product processing is run by a central control system and only needs the input of control technicians. This central control system manages the process of producing products, including automatically feeding materials to machines, blending materials and controlling other manufacturing, packaging and stacking process. The machinery and vats for the line have been supplied by a local medical machinery manufacturer and the automated control systems were developed by us. Our access rights management system ensures that our proprietary ingredient mixes are protected at all times. Also, by linking the computer server with the electronic weights on each of the material input bins, the exact quantity of each element is delivered every time, thus maintaining quality and reducing waste. We also plan to establish an automatic production line controlled by a computer system to manage raw materials processing, which will control the process of fermenting and grinding raw materials, subject to our securing necessary financing to support this plan. Specifically, we plan to establish four automated production lines, including (1) the powder fertilizer production line, (2) the granular fertilizer production line, (3) the liquid water soluble fertilizer production line, and (4) the powder water soluble fertilizer production line). As of the date of this report, (3) and (4) have been completed. In addition, we also installed the liquid raw material automatic storage tank system, the palletizing robot system and the raw material weighing and batching system.

Sales and Marketing

We believe that our sales services, combined with the quality and reputation of our products will help us retain and attract new customers. Our salesmen are trained to work closely with distributors and customers to select suitable products and provide post-sales support. In addition, our salespersons share their knowledges in the fertilizer industry through organizing and opening agricultural technology training courses to the public.

China’s fertilizer market is highly commercialized and therefore we adopted a multi-level brand strategy to target different market segments with tailored products. At present, selenium-rich foliar fertilizer and bamboo charcoal biomass organic fertilizers are marketed as high-end products, compound fertilizers as intermediate products, and amino acid water-soluble fertilizers as low-end products.

We distribute and sell our products to our end-customers through several different channels, including professional markets, sales department of our company and distributors:

●	Professional Market: we built cooperation relationship with private agricultural companies and agricultural cooperative associations for sales;

●	Sales Team: we have a team of 8 marketing leaders who are responsible for collecting and correlating marketing data from 27 provinces in the PRC and they are professionally trained to promote and deliver products to our customers;

●	Third-party agent and distributors: we utilize various third-party agents and distributors to sell and distribute our products on a non-exclusive basis; and

●	E-commerce: we have established a national hotline (+86-400915217) to answer customers’ questions and a text message platform to interact with farmers in real time.

We currently sell our products through a carefully constructed network covering approximately 300 regional distributors in over 20 provinces across China. The distributors, in turn, sell the products to smaller local retail stores which then sell them to end users (typically farmers). We do not grant provincial or regional exclusive rights because there is currently no single distributor strong enough to warrant exclusive rights. We enter into non-exclusive written distribution agreements with selected distributors who demonstrate their local business experience and extensive regional sales network. The agreements do not specify the length of the engagement. The typical terms in a distribution agreement are regarding the sales amount of the products, the specification of the products, the means of transportation and the place of products’ delivery. Although our distributors and agents also work with other fertilizer manufacturers to sell their products, we have established our reputation in the market and approximately 30% of the products sold by our distributors and agents were supplied by us. We also plan to work with overseas distributors, such as the distributors in Malaysia, to sell our products, especially our high-purity bamboo vinegar and organic selenium products.

By using various channels to sell and distribute our products to customers, we can directly serve our customers and end-customers by providing customer service and support.

Raw Materials and Suppliers

Moso bamboo is the crucial raw material for the production of bamboo charcoal, bamboo vinegar and organic selenium. The Moso bamboo resources are abundant in Yichun City, Jiangxi Province and they can regenerate fast. We plan to grow Moso bamboos by ourselves in the future We have been working with 28 suppliers, including Binjiang Yinglan Construction Service Department at Yuanzhou District, Ms. Xueping Li and others to procure Moso bamboos.

We have easy access to and we procure the packaging materials, including bags, bottles and cartons, and packaging labels for each type of fertilizers from local manufacturers and suppliers.

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
Suppliers	Amount $	%	Amount $	%
Zhengding County Hengwang Agricultural Technology Co., Ltd.	54,869	25.49	-	-
Jiangxi Sanyuan fertilizer Co., Ltd.	22,398	10.41	-	-
Hexiaoying Farmers’ Product Operating Department Yanzui Xiang, Hanshou County	-	-	57,924	22.38
Nanchang Zhongning Trading Co. Ltd.	-	-	48,051	18.56

Our Customers

Our customers are mainly located in provinces of Xinjiang, Guizhou, Jiangxi, Hainan, Fujian, Chongqing and Jiangsu.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
Customers	Amount $	%	Amount $	%
Yijing (Hainan) Agricultural Development Co., Ltd.	123,641	29.74	-	-
Qing Wu	119,843	28.82	-	-
Chongqing Chaotuo Agricultural Development CO. Ltd	-	-	144,767	23.49
Jutan Planting Professional Cooperative	-	-	148,542	24.11

Competition

The Chinese fertilizer industry is highly fragmented. Our major competitors include the below:

1. Agritech (China) Fertilizer Co., Ltd.

Agritech (China) Fertilizer Co., Ltd. is engaged in the research and development, manufacture, sales and technical support of hi-tech green agricultural resources with green organic high-effect liquid compound fertilizer as its core product.

2. Qiqihaer Fuer Agriculture Co., Ltd, Heilongjiang Province

Established in 1986, Qiqihaer Fuer Agriculture Co., Ltd. is engaged in research and development, manufacture and sales of high-tech foliar fertilizers, compound fertilizers, biological pesticide and improved seeds. Its annual production volume is approximately 1,500 metric tons for foliar fertilizers and 10,000 metric tons for compound fertilizers. We are competing with this company principally in the Heilongjiang province.

3. Heze Exploitation Region Caozhou Chamurgy Co., Ltd.

The Heze Exploitation Region Caozhou Chamurgy Co., Ltd. is an agricultural products company. Its principal products include foliar, water flush, compound, organic fertilizer and pesticides. Its products are sold in 30 provinces in China.

4. Guangxi Beihai Penshibao Co., Ltd.

Founded in 1985, Guangxi Beihai Penshibao Co., Ltd. is a wholly foreign owned enterprise engaged in research, production, and promotion of foliar fertilizer.

Our Strategies and Competitive Strength

We intend to build upon our proven ability to produce high-quality organic fertilizer and increase our presence and market share in the agriculture industry. The summary of our competitive strength is as follows:

Products with Selenium

Selenium is an essential trace mineral that is important for many bodily processes. Our factory is located in an area that has high level of selenium in soil and water which provides us the advantage of manufacturing selenium-rich fertilizer products. By adding organic selenium into our fertilizers and applying them to the crops, selenium can be well absorbed and converted, making the final agricultural products rich of selenium.

Nationwide Distribution Network

We have established our own distribution channels with approximately 300 distributors in over 20 provinces in China, enabling our products to be sold to retail stores across the country. We are continuing expanding our distribution network through developing more distributors and we plan to sell our fertilizers to more provinces in China.

Powerful Research & Development (“R&D”) Strength

It typically takes us three to six months from designing a product to putting it into production. Our R&D department is based on our intelligent greenhouse facilities which simulate the natural environment and soil conditions in different seasons. Our laboratory work, therefore, can accelerate the product development cycle. We are now able to design and provide customized fertilizers products based the specific crop, type of soil and weather conditions, allowing us to diversify our fertilizers to offer more options to our customers.

Automatic Production Line

Our automated production line for product processing is run by a central control system and only needs the input of control technicians. This central control system manages the process of producing products, including automatically feeding materials to machines, blending materials and controlling other manufacturing, packaging and stacking process. We also plan to establish an automatic production line controlled by a computer system to manage raw materials processing, including fermenting and grinding raw materials, subject to our securing of a future financing. Specifically, we plan to establish four automated production line, including (1) the powder fertilizer production line, (2) the granular fertilizer production line, (3) the liquid water-soluble fertilizer production line, and (4) the powder water soluble fertilizer production line). As of the date of this report, (3) and (4) have been completed. Also, our specialized bamboo charcoal production line is patented (patent number: ZL 2017 2 1264881.3).

After-sales Service

Our sales personnel speak local dialects and are familiar with local farmers’ needs. We have one district manager responsible for all the marketing personnel and services in each region. We believe our strong on-site marketing team with emphasis on after-sale services separates us from our competitors.

Intellectual Property

We develop and protect our intellectual property portfolio by registering our trademarks, copyrights and domain names. As of the date of this report, we have four registered trademarks with the Trademark Office of the PRC State Administration for Industry & Commerce with an effective period from July 7, 2018 to July 6, 2028 and one domain name (www.jxknw.com) with Ministry of Industry and Information Technology with effective periods from February 28, 2018 to February 28, 2028.

In addition, we own the below patents (including six pending patents):

No.	Patent Name	Patent Number	Effective Period
1	Multi-Functional High-Efficiency Bamboo Charcoal Production Device	ZL 2017 2 1264881.3	2017-2037

No.	Name of the Pending Patent	Number of the Pending Patent	Status
1	High-Nutrition Water-Soluble Fertilizer	2017 11 487709.9	In review
2	High-Nutrition Granular Organic Fertilizer	2017 10 904274.7	In review
3	Multi-Functional High-Efficiency Bamboo Charcoal Production Device	2017 10904098.7	In review
4	Blueberry-Specific Fertilizer	2017 11 487757.8	In review
5	Application of a powder and fertilizer preparation method	202010636540.4	In review
6	A 20-month method to ensure fruit hanging and branches control for Fertile oranges	202011272902.2	In review

We also protect our intellectual property rights contractually through entering into confidentiality agreement. All of our R&D and execution personnel has entered into confidentiality agreements with us. Furthermore, it is contractually agreed that any work product is owned by the Company. We have further taken steps to restrict the number of persons involving in production. Instead of providing production personnel with the list of fertilizer ingredients, we give them the digit codes representing the ingredients to better protect the formula of our fertilizers.

Seasonality

We experience seasonality in our business, reflecting seasonal fluctuations in food productions and storages. For example, we generally experience higher transaction volumes during spring and fall. Our water-soluble fertilizers have a steady sale volume throughout the year, but our selenium-rich foliar fertilizers usually become more popular one month before the crops are ready to be harvested as that is the best time to apply the selenium-rich foliar fertilizers.

Employees

As of the date of this report, we have 57 full-time employees and 21 part-time employees. The departments cover, sales and marketing, administration, customer service, accounting, design, research and development and human resources. We are required under PRC law to make contributions to employee benefit plans for our PRC-based full-time employees at specified percentages of the salaries, bonuses and certain allowances of such employees, up to a maximum amount specified by the local governments in China and we also are required to make contributions to the work-related injury insurance for the part-time employees. We maintain a good working relationship with our employees, and as of the date of this report, we have not experienced any material labor disputes in the past. None of our employees are represented by labor unions.

Environmental Law Compliance

We believe that our manufacturing facilities are currently operating under compliance with provincial and central environmental laws in the PRC. We plan to continue acquiring environmental-oriented equipment and incurring the expenditures we deem necessary for compliance with applicable laws. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected our capital expenditures, earnings or competitive position.

Insurance

We provide social security insurance including medical insurance, maternity insurance, workplace injury insurance, unemployment insurance and pension benefits for our employees. Consistent with customary industry practice in China, we do not maintain business interruption insurance, nor do we maintain product liability insurance or key-man life insurance.

Regulations on Fertilizer License

The examination and approval of fertilizer license is based on Article 25 of the Agricultural Law of the People’s Republic of China, the Management for the Administration of Fertilizer Registration (Order No. 32 and No. 38 by the Ministry of Agriculture), and the Requirements for Fertilizer Registration Materials (Publication No. 161 from the Ministry of Agriculture). Organic fertilizers are required to be registered with provincial agricultural department.

There are four examination and approval requirements for obtaining a fertilizer license: (1) a valid business license issued by Administration for Industry and Commerce, of which the business scope shall cover the industry of fertilizer; (2) products must comply with relevant requirements of laws, regulations and relevant national policies (such as safety and environmental protection); (3) product quality must comply with national standards, industry standards, local standards or enterprise standards approved by the quality supervision department; and (4) application materials must be true, legal, complete and effective.

Our products and services are subject to the regulation of the government agencies of China and Jiangxi Province.

To produce amino acid water-soluble fertilizers, a fertilizer registration certificate must be issued by the Agricultural Ministry of the People’s Republic of China. Our fertilizer registration certificate is numbered Nong Fei (2018) Zhun No. 7964, expiring in February 2023.

To produce powder or granular organic fertilizers, a fertilizer registration certificate of Jiangxi Province is required, to be reviewed and issued by Yichun Fertilizer Registration Review Committee. Our fertilizer registration certificate is numbered Gan Nong Fei (2017) Zhun No. C0035, expiring in October 2022.

All of our fertilizer products currently have valid five-year fertilizer licenses that are renewable upon the expiration date.

ITEM 1A. RISK FACTORS

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

●	Risks Relating to Our Business and Industry

o	Our fertilizer business is seasonal and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly;
o	Competition in fertilizer and agricultural industrial products is intense and requires continuous technological development;
o	If we are unable to compete successfully with our competitors, our financial condition and results of operations may be harmed;
o	The loss of any of our key suppliers and/or customers could have a materially adverse effect;
o	Our product development cycle is lengthy and uncertain;
o	We depend on our key personnel and research employees and we may be adversely affected if we are unable to attract and retain qualified scientific and business personnel;
o	We have a limited operating history in market, which makes it difficult to evaluate future prospects;
o	Our auditor has expressed substantial doubt about our ability to continue as a going concern;
o	Any failure of any of our key suppliers to deliver necessary materials could result in delays in our products development or marketing schedules;
o	If we do not compete effectively, our results of operations could be harmed;
o	If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed;
o	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results;
o	If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted;
o	Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business;
o	Increases in labor costs in the PRC may adversely affect our business and results of operations;
o	We do not have any business insurance coverage;
o	We face risks related to natural disasters, health epidemics and other outbreaks;
o	We may be subject to the general risks underlying the agriculture industry in PRC market;
o	We may be adversely affected by global economic conditions;
o	Changes in laws and regulations to which we are subject may materially increase our costs of operation, decrease our operating revenues and disrupt our business;
o	The overall agricultural industry is susceptible to commodity price changes and we, along with our customers and grower customers, are exposed to market risks from changes in commodity prices;
o	Failure to maintain or enhance our brands or image could have a material and adverse effect on our business and results of operations;
o	Any failure to protect our trademarks and other intellectual property rights could have a negative impact;
o	Increases in labor costs in the PRC may adversely affect our business and our profitability;
o	We lease our factory and the land where it locates and may experience risks relating to lease termination and increase of lease expenses;

●	Risks Relating to Doing Business in China

o	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;
o	Uncertainties with respect to the PRC legal system could adversely affect us;
o	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this report based on foreign laws;
o	We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business;
o	Our employment practices may be adversely impacted under the labor contract law of the PRC;
o	Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation;
o	The custodians or authorized users of our controlling non-tangible assets, including chops and seals, may fail to fulfill their responsibilities, or misappropriate or misuse these assets;
o	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment;
o	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;
o	PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us;
o	If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders and the common stock holders;
o	We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies;
o	Our Corporate Structure may be affected by the new PRC Foreign Investment Law;

●	Risks Relating to Ownership of Our Common Stock

o	The market price of our common stock may be volatile or may decline regardless of our operating performance;
o	We do not intend to pay dividends for the foreseeable future;
o	Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding common stock in the public marketplace could reduce the price of our common stock;
o	There is no ticker symbol or market for our common stock, which may make it difficult for holders of our common stock to sell their stock;
o	Our principal stockholder and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
o	We may be subject to the penny stock rules;
o	If a more active trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and holders of our common stock may be unable to sell their shares at or above the price at which they were acquired.

Risks Relating to Our Business and Industry

Our fertilizer business is seasonal and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly.

The sale of fertilizer products is partially dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both seasonal patterns and substantial fluctuations in quarterly sales and profitability. Weather conditions and natural disasters, such as heavy rains, hail, floods, freezing conditions, windstorms or fire, also affect decisions by our distributors, direct customers and end users about the types and amounts of products to use and the timing of harvesting and planting. As we increase our sales in our current markets and expand into new markets in different geographies, it is possible that we may experience different seasonality patterns in our business.

Disruptions may lead to delays in harvesting or planting by growers which can result in pushing orders to a future quarter, which could negatively affect results for the quarter in question and cause fluctuations in our operating results. Seasonal variations may be especially pronounced because our product lines are mainly sold in China. Planting and growing seasons, climatic conditions and other variables on which sales of our products are dependent vary from year to year and quarter to quarter. As a result, we may experience substantial fluctuations in quarterly sales.

The overall level of seasonality in our business is difficult to evaluate as a result of our relatively early stage of development, our limited number of commercialized products, our expansion into new geographical territories, the introduction of new products and the timing of introductions of new products. It is possible that our business may be more seasonal or experience seasonality in different periods than anticipated. Other factors may also contribute to the unpredictability of our operating results, including the size and timing of significant distributor transactions, the delay or deferral of use of our commercial technology or products and the fiscal or quarterly budget cycles of our direct customers, distributors, licensees and end users. Customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year.

Competition in fertilizer and agricultural industrial products is intense and requires continuous technological development.

We currently face significant direct and indirect competition in the markets in which we operate. The markets for fertilizers are intensely competitive and rapidly changing. Many companies engage in the development of fertilizers, and speed in commercializing a new product can be a significant competitive advantage.

In most segments of the fertilizer markets, the number of products available to end customers is steadily increasing as new products are introduced. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our seed traits and technology. In addition, many of our competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and some of our competitors have more experience in R&D, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Programs to improve genetics and crop protection chemicals are generally concentrated within a relatively small number of large companies, while non-genetic approaches are underway with broader set of companies. Mergers and acquisitions in the plant science, specialty food ingredient and agricultural biotechnology seed and chemical industries may result in even more resources being concentrated among a smaller number of our competitors.

Although we believe we have strong competence in the current market, our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors in the future, which will prevent or limit our ability to generate revenues from the commercialization of our technology. Our ability to compete effectively and to achieve commercial success depends, in part, on our ability to control manufacturing and marketing costs; effectively price and market our products, successfully develop an effective marketing program and an efficient supply chain, develop new products with properties attractive to food manufacturers or growers and commercialize our products quickly without incurring major regulatory costs. We may not be successful in achieving these factors and any such failure may adversely affect our business, results of operations and financial condition.

If we are unable to compete successfully with our competitors, our financial condition and results of operations may be harmed.

We encounter intense competition in each of our business segments on a national, regional and local level. Competition in the industry is primarily based on quality of services, brand name recognition, geographic coverage and range of services. New and existing competitors may offer competitive rates, greater convenience or superior services, which could attract customers away from us, resulting in lower revenues for our operations. Competition among fertilizer companies may cause a decrease in price of sales to attract or retain talented employees.

We do not have multinational competitors. Due to the high price of organic fertilizers from other countries, China has little organic fertilizer imports. The fertilizers produced by international fertilizer companies entering the Chinese organic fertilizer market are mainly special functional fertilizers such as foliar fertilizers. These functional fertilizers are not sold well in the domestic market due to high price.

Some of our competitors may have a broader national presence than us and may have a more established branding recognition than us in major markets, and also may have more financial or other resources than us. Others may have smaller aggregate businesses than us, but may be more established and have greater market presence and brand name recognition on a local or regional basis. We are also subject to competition from other large national and international companies. These companies may have more financial or other resources than us. If we fail to compete effectively, our business operations and financial condition will suffer.

The loss of any of our key suppliers and/or customers could have a materially adverse effect on our results of operations.

We consider our major suppliers in each period to be those suppliers that accounted for more than 10% of overall purchases in such period. For the year ended December 31, 2020, we have two suppliers that accounted for an aggregate of more than 35% of our overall purchases. Although we believe that we can locate replacement suppliers readily on the market for prevailing prices and that we may not have significant difficulty replacing a given supplier, any difficulty in replacing such a supplier could adversely affect our company’s performance to the extent it results in higher prices, slower supply chain and ultimately less desirable results of operations.

In addition, for the year ended December 31, 2020, two key customers accounted for a total of over 58% of our revenues. As the majority of our revenues are driven by individual orders for fertilizer products, there can be no assurance that we will maintain or improve the relationships with customers. There can be no assurance that we will maintain or improve the relationships with customers. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

Our product development cycle is lengthy and uncertain and we may never generate revenues or earn revenues on the sale of our products currently in development.

The research and development in the crop productivity and agriculture biotech industries is expensive, complex, prolonged and uncertain. We may spend many years and dedicate significant financial and other resources developing products that may never generate revenues or come to market. Our process of developing and commercializing technologies involves several phases and can take several years from discovery to commercialization of a product.

Development of new or improved agricultural products involves risks of failure inherent in the development of products based on innovative and complex technologies. These risks include the possibility that:

o	our products will fail to perform as expected in the field;

o	our products will not receive necessary regulatory permits and governmental clearances in the markets in which we intend to sell them;

o	consumer preferences, which are unpredictable and can vary greatly, may change quickly, making our products no longer desirable;

o	our competitors develop new products that have other more appealing characteristics than our products;
o	our products will be viewed as too expensive by food companies or growers as compared to competitive products;

o	our products will be difficult to produce on a large scale or will not be economical to grow;

o	intellectual property and other proprietary rights of third parties will prevent us, our research and development partners, or our licensees from marketing and selling our products;

o	we may be unable to patent or otherwise obtain intellectual property protection for our discoveries in the necessary jurisdictions;

o	we or the customers that we sell our products to may be unable to fully develop or commercialize our products in a timely manner or at all; and

o	third parties may develop superior or equivalent products.

We intend to continue to invest in research and development including additional and expanded field testing to validate potential products in real world conditions. Because of the long product development cycle and the complexities and uncertainties associated with biotech and agricultural industrial technologies, there can be no assurance that we will ever generate significant revenues from the technologies or products that we are currently developing without significant delay, without the incurrence of unanticipated costs or at all.

We depend on our key personnel and research employees and we may be adversely affected if we are unable to attract and retain qualified scientific and business personnel.

Our business is dependent on our ability to recruit and maintain highly skilled and educated individuals through direct employment or collaboration arrangements, with expertise in a range of disciplines, including biology, chemistry, plant genetics, agronomics, mathematics programming and other subjects relevant to our business. Our ability to recruit such a work force depends in part on our ability to maintain our market leadership in agricultural biotech industry in China. Maintaining our ability to attract highly-skilled workers and leading scientific institutions depends in part on our ability to maintain a strong technology platform and state-of-the-art facilities, as well as our ability to consistently and successfully commercialize our technology. There can be no assurance that we will be able to maintain leading scientific capabilities or continue to successfully maintain advanced technology in the market.

We have a limited operating history in our market, which makes it difficult to evaluate our future prospects.

We started engaging in our business in the last few years and have limited revenues to date. As our business develops or in response to competition, we may continue to introduce new products and services or make adjustments to our existing offerings and business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans facilitated by our companies, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. The risks and challenges we encounter or may encounter in this developing and rapidly evolving market may have impacts on our business and prospects. These risks and challenges include our ability to, among other things:

●	navigate an evolving regulatory environment;

●	expand the base of borrowers and lenders;

●	broaden our loan product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	cultivate a vibrant consumer finance ecosystem;

●	maintain the security of our IT infrastructure and the confidentiality of the information provided and utilized across our platform;

●	attract, retain and motivate talented employees; and

●	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential borrowers and lenders about the value of our services, if the market for our services does not develop as we expect, or if we fail to address the needs of our target market, or other risks and challenges, our business and results of operations will be harmed.

Our auditor has expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. If we are unable to develop sufficient revenues and additional customers for our products, we may not generate enough revenue to sustain our business, and we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. There can be no assurance that we will be able to continue as a going concern.

Any failure of any of our key suppliers to deliver necessary materials could result in delays in our products development or marketing schedules.

For the year ended December 31, 2020, one major supplier accounted more than 10% of our purchases. We are dependent on our suppliers for our products. Our suppliers may fail to meet timelines or contractual obligations or provide us with sufficient products, which may adversely affect our business. Failure to appropriately structure or adequately manage our agreements with third parties may adversely affect our supply of products. We may not be able to replace a service provider within a reasonable period of time, on as favorable terms or without disruption to our operations. Any adverse changes to our relationships with third-party suppliers could have a material adverse effect on our image, brand and reputation, as well as on our business, financial condition and results of operations.

If we do not compete effectively, our results of operations could be harmed.

Our industry in China is intensely competitive and evolving. Our competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their services. Our competitors may also have longer operating histories, more extensive borrower or lender bases, greater brand recognition and brand loyalty and broader partner relationships than us. Additionally, a current or potential competitor may acquire one or more of our existing competitors or form a strategic alliance with one or more of our competitors. If we are unable to compete with such companies and meet the need for innovation in our industry, the demand for our services could stagnate or substantially decline, we could experience reduced revenues or our services could fail to achieve or maintain more widespread market acceptance, any of which could harm our business and results of operations.

If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed.

The continued development and success of our business rely on the recognition of our brands. We believe that developing and maintaining awareness of our brand effectively is critical to attracting new and retaining existing borrowers and lenders to our services. Successful promotion of our brand and our ability to attract qualified borrowers and sufficient lenders depend largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our services. Our efforts to build our brand have caused us to incur significant expenses, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brand while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2020 and 2019.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that we will implement and maintain adequate controls over our financial process and reporting in the future or that the measures we will take will remediate any material weaknesses that we may identify in the future.

Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted.

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this report. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. Although we maintained certain accident insurance policies for our officers, we currently do not carry a “key man” life insurance on the officers. Therefore, if one or more of our key executives were unable or unwilling to continue in their present positions, we may incur substantial cost or may not be able to replace them at all. Consequently, our future growth may be constrained, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. If that’s the case, we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe our success depends on the efforts and talent of our employees. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve borrowers and lenders could diminish, resulting in a material adverse effect to our business.

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our users by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

We do not have any business insurance coverage.

Insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies in more developed economies. Currently, we do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology service failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services on our service.

Our business could also be adversely affected by the effects of virus, such as the novel (new) coronavirus that caused outbreak of respiratory illness in China (“Covid-19”), flu and other diseases. Our business operations could be disrupted if any of our employees is suspected of having virus, flu and other diseases, since it could require our employees to be quarantined and/or our offices to be disinfected. Our results of operations could be adversely affected to the extent that the any virus, flu or disease harms our suppliers and customers and harms the Chinese economy in general. For example, at the beginning of 2020, Covid-19 broke out in China, and has greatly affected the social life and work across the country. Our business was suspended, and all employees had been working from home as required by the national policies before the Chinese government successfully controlled and curbed the spread of the pandemic in April 2020.

We may be subject to the general risks underlying the agriculture industry in PRC market.

The agriculture industry in the PRC market has been mature. Particularly, we are principally engaged in the fertilizer processing and distribution business in the PRC. Therefore, we need to be cautious in selecting our business focus and expansion strategy, and we should be constantly aware of the innovation risk, technology risk and market risk in the industries. If we fail to make an accurate judgment of the current market, our performance can be severely impacted.

We may be adversely affected by global economic conditions.

Our ability to continue to develop and grow our business, build proprietary distribution channels and generate revenues from product sales and royalty payments may be adversely affected by global economic conditions in the future, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates and other challenges that could affect the global economy such as the changing financial regulatory environment. For example, our customers and licensees may experience deterioration of their businesses, cash flow shortages or difficulties obtaining financing, which could adversely affect the demand for our technologies, products and services. In addition, our earnings may be adversely affected by fluctuations in the price of certain commodities, such as grains, milk, meat, biofuels and biomaterials. If commodity prices are negatively impacted, the value of our products could be directly and negatively impacted. Additionally, growers’ incomes have historically been negatively affected by commodity prices. As a result, fluctuations in commodity prices could have an impact on growers’ purchasing decisions and negatively affect their ability and decisions to purchase our seeds or products that incorporate our proprietary technology. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

Laws and regulatory standards and procedures that impact our business are continuously changing. Responding to these changes and meeting existing and new requirements may be costly and burdensome. Changes in laws and regulations may occur that could:

●	impair or eliminate our ability to source technology and develop our products, including validating our products through field trials and passing biosafety evaluations;

●	increase our compliance and other costs of doing business through increases in the cost to protect our intellectual property, including know-how, trade secrets and regulatory data, or increases in the cost to obtain the necessary regulatory approvals to commercialize and market the products we develop directly or jointly;

●	require significant product redesign or redevelopment;

●	render our seed traits and technology and products that incorporate them less profitable or less attractive compared to competing products; and

●	reduce the amount of revenues we receive from government grants, licenses or other royalties.

Any of these events could have a material adverse effect on our business, results of operations and financial condition. Legislation and jurisprudence on intellectual property in the key markets where we seek protection, primarily in China, is evolving and changes in laws could affect our ability to obtain or maintain intellectual property protection for our products. Any changes to these existing laws and regulations may materially increase our costs, decrease our revenues and disrupt our business.

The overall agricultural industry is susceptible to commodity price changes and we, along with our customers and grower customers, are exposed to market risks from changes in commodity prices.

Changes in the prices of certain commodity products could result in higher overall cost along the agricultural supply chain, which may negatively affect our ability to commercialize our products. We will be susceptible to changes in costs in the agricultural industry as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, and government regulations. As a result, we may not be able to anticipate or react to changing costs by adjusting our practices, which could cause our operating results to deteriorate.

Our operations are subject to various health and environmental risks

We are subject to numerous state, local and foreign environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment, manufacture and disposal of wastes, discharge of pollutants into the environment and human health and safety matters.

Although there are no hazardous substances in the raw materials used by us that will affect and damage the Company’s employees, factory, other property and the environment, the safety of raw materials is also one of the requirements when applying for the fertilizer registration certificate. We cannot completely eliminate the risk of contamination or discharge and any resultant injury from these materials. If these risks were to materialize, we could be subject to fines, liability, reputational harm or otherwise adverse effects on our business. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, or may otherwise be required to remedy the contamination, and our liability may exceed any insurance coverage and our total assets. Furthermore, compliance with environmental, health and safety laws and regulations may be expensive and may impair our research & development efforts. If we fail to comply with these requirements, we could incur substantial costs and liabilities, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, we cannot predict the impact on our business of new or amended environmental, health and safety laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced. These current or future laws and regulations may impair our research, development or production efforts.

Failure to maintain or enhance our brands or image could have a material and adverse effect on our business and results of operations.

We believe our brands are associated with a well-recognized, integrated fertilizers company in the local markets that it operates, with consistent high-quality products end customers in China. Our brands are integral to our sales and marketing efforts. Our continued success in maintaining and enhancing our brand and image depends to a large extent on our ability to satisfy customer needs by further developing and maintaining quality of services across our operations, as well as our ability to respond to competitive pressures. If we are unable to satisfy customer needs or if our public image or reputation were otherwise diminished, our business transactions with our customers may decline, which could in turn adversely affect our results of operations.

Any failure to protect our trademarks and other intellectual property rights could have a negative impact on our business.

We have one patent over our production device and four trademarks. Any unauthorized use of our intellectual property rights could harm our competitive advantages and business. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk of doing business in China. Monitoring and preventing unauthorized use are difficult. The measures we take to protect our intellectual property rights may not be adequate. Furthermore, the application of laws governing intellectual property rights in China and abroad is uncertain and evolving, and could involve substantial risks to us. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, we may lose these rights and our business may suffer materially.

Increases in labor costs in the PRC may adversely affect our business and our profitability.

China’s economy has experienced increases in labor costs in recent years. China’s overall economy and the average wage in China are expected to continue to grow. The average wage level for our employees has also increased in recent years. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to pass on these increased labor costs to our customers by increasing prices for our products or services, our profitability and results of operations may be materially and adversely affected.

In addition, we have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing rules that became effective in September 2008 and its amendments that became effective in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. Besides, pursuant to the Labor Contract Law and its amendments, dispatched employees are intended to be a supplementary form of employment and the fundamental form should be direct employment by enterprises and organizations that require employees.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

We lease our factory and the land where it locates and may experience risks relating to lease termination and increase of lease expenses.

We currently lease our factory and the land on which the factory locates on a year-to-year basis. Our lease agreement does not provide for automatic renewal or extension options. Although we do not expect the landlord will stop renewing the lease upon expiration of the current leasing term, there can be no assurance that we will be able to obtain the renewal or extension at the lease end. If we are not able to renew or extend our leases at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, such as significant increase of lease expenses, our business, financial condition and results of operation could be adversely affected.

Risks Relating to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our products and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this report based on foreign laws.

We conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, all our directors and executive officers reside within China for a significant portion of the time and are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside China. In addition, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States of America and many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We are a Nevada holding company and we rely principally on dividends and other distributions on equity from our PRC subsidiaries for our cash requirements, including for services of any debt we may incur.

Our PRC subsidiary’s ability to distribute dividends is based upon its distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of our PRC subsidiaries as a Foreign Invested Enterprise, or FIE, is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at its discretion. These reserves are not distributable as cash dividends. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiary to distribute dividends or other payments to its shareholder could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

Our employment practices may be adversely impacted under the labor contract law of the PRC.

The PRC National People’s Congress promulgated the Labor Contract Law which became effective on January 1, 2008 and was amended on December 28, 2012, and the State Council promulgated implementing rules for the Labor Contract Law on September 18, 2008. The labor contract law and the implementing rules impose requirements concerning, among others, the execution of written contracts between employers and employees, the time limits for probationary periods, and the length of employment contracts. The interpretation and implementation of these regulations are still evolving, our employment practices may violate the labor contract law and related regulations and we could be subject to penalties, fines or legal fees as a result. If we are subject to severe penalties or incur significant legal fees in connection with labor law disputes or investigations, our business, financial condition and results of operations may be adversely affected.

We may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities.

In accordance with the PRC Social Insurance Law and the Regulations on the Administration of Housing Fund and other relevant laws and regulations, China establishes a social insurance system and other employee benefits including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance, maternity insurance, housing fund, and a handicapped employment security fund, or collectively the Employee Benefits. An employer shall pay the Employee Benefits for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance and other Employee Benefits that should be assumed by the employees. For example, an employer that has not made social insurance contributions at a rate and based on an amount prescribed by the law, or at all, may be ordered to rectify the non-compliance and pay the required contributions within a stipulated deadline and be subject to a late fee of up to 0.05% or 0.2% per day, as the case may be. If the employer still fails to rectify the failure to make social insurance contributions within the stipulated deadline, it may be subject to a fine ranging from one to three times of the amount overdue.

Under the Social Insurance Law and the Regulations on the Administration of Housing Fund, PRC subsidiaries shall register with local social insurance agencies and register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC subsidiaries and their employees are required to contribute to the Employee Benefits.

As of the date of this report, our PRC subsidiary is in the process of completing the social insurance registration and the housing fund registration, and we have made adequate contributions to Employee Benefits for our employees. We have recorded accruals for the estimated underpaid amounts of Employee Benefits in our financial statements. As of the date of this report, we have not received any notice from the relevant government authorities or any claim or request from these employees in this regard. However, we cannot assure you that the relevant government authorities will not require us to pay the outstanding amount and impose late fees or fines on us. If we fail to make the outstanding Employee Benefit contributions within the prescribed time frame, we may be subject to a fine of up to three times the amount of the overdue payment. If we are otherwise subject to investigations related to non-compliance with labor laws and are imposed severe penalties or incur significant legal fees in connection with labor law disputes or investigations, our business, financial condition and results of operations may be adversely affected.

Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

We have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing rules that became effective in September 2008 and was amended in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. We believe our current practice complies with the Labor Contract Law and its amendments. However, the relevant governmental authorities may take a different view and impose fines on us.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

The custodians or authorized users of our controlling non-tangible assets, including chops and seals, may fail to fulfill their responsibilities, or misappropriate or misuse these assets.

Under PRC law, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities.

In order to secure the use of our chops and seals, we have established internal control procedures and rules for using these chops and seals. In any event that the chops and seals are intended to be used, the responsible personnel will submit the application through our office automation system and the application will be verified and approved by authorized employees in accordance with our internal control procedures and rules. In addition, in order to maintain the physical security of our chops, we generally have them stored in secured locations accessible only to authorized employees. Although we monitor such authorized employees, the procedures may not be sufficient to prevent all instances of abuse or negligence. There is a risk that our employees could abuse their authority, for example, by entering into a contract not approved by us or seeking to gain control of one of our subsidiaries. If any employee obtains, misuses or misappropriates our chops and seals or other controlling non-tangible assets for whatever reason, we could experience disruption to our normal business operations, and we may have to take corporate or legal action, which could involve significant time and resources to resolve and divert management from our operations.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how long such depreciation of RMB against the U.S. dollar may last and when and how the relationship between the RMB and the U.S. dollar may change again. All of our revenues and substantially all of our costs are denominated in Renminbi. We are a holding company and we rely on dividends paid by our operating subsidiaries in China for our cash needs. Any significant revaluation of Renminbi may materially and adversely affect our results of operations and financial position reported in Renminbi when translated into U.S. dollars, and the value of, and any dividends payable on, the common stock in U.S. dollars. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our holding company primarily relies on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to our company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the common stock.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, the SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

Some of our shareholders that we are aware of are subject to SAFE regulations, and we expect all of these shareholders will have completed all necessary registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. We cannot assure you, however, that all of these individuals may continue to make required filings or updates in a timely manner, or at all. We can provide no assurance that we are or will in the future continue to be informed of identities of all PRC residents holding direct or indirect interest in our company. Any failure or inability by such individuals to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation have been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, replacing earlier rules promulgated in 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas-listed company, and complete certain other procedures. In addition, an overseas-entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations when our company becomes an overseas-listed company upon effectiveness of this Registration Statement. Failure to complete the SAFE registrations may subject them to fines and legal sanctions, there may be additional restrictions on the ability of them to exercise their stock options or remit proceeds gained from the sale of their stock into the PRC. We also face regulatory uncertainties that could restrict our ability to adopt incentive plans for our directors, executive officers and employees under PRC law.

If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders and the common stock holders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation, or SAT, issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular applies only to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe our company is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on our worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-resident enterprises. In addition, non-resident enterprise shareholders (including the common stock holders) may be subject to PRC tax on gains realized on the sale or other disposition of the common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stock holders) and any gain realized on the transfer of the common stock or ordinary shares by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an “Indirect Transfer”, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfer of shares in our company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Our Corporate Structure may be affected by the new PRC Foreign Investment Law.

Pursuant to the new Foreign Investment Law that was approved by the PRC National People’s Congress on March 15, 2019 and became effective from January 1, 2020, foreign investment refers to any investment activity directly or indirectly carried out by foreign natural persons, enterprises, or other organizations, including investment in new construction project, establishment of foreign funded enterprise or increase of investment, merger and acquisition, and investment in any other way stipulated under laws, administrative regulations, or provisions of the State Council. Once an entity is considered to be an FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in the “Negative List (as defined below)”. On June 30, 2019, Catalogue of Encouraging Foreign Investment Industries (2019 Edition) (the “2019 Encouraged Catalogue”) and Special Administrative Measures for Foreign Investment Access (Negative List) (2019 Edition) (the “2019 Negative List”) were jointly released by China’s Ministry of Commerce and the National Development and Reform Commission and became effective on July 30, 2019. Industries listed in the 2019 Encouraged Catalogue are the encouraged industries. On the other hand, industries listed in the 2019 Negative List are subject to special management measures.

If an FIE proposes to conduct business in an industry subject to foreign investment “restrictions” in the Negative List, the FIE must go through certain clearance procedures first. If an FIE proposes to conduct business in an industry subject to foreign investment “prohibitions” in the Negative List, it must not engage in the business. Although the Company’s wholly-owned subsidiary, Jiangxi Kenongwo is an FIE, the management believes that none the its business falls under the Negative List and therefore we are not subject to the foreign investment “restrictions” contained therein. However, we cannot predict how the Negative List will develop and there can be no assurance that our business will continue to be excluded from the Negative List. If our business becomes subject to foreign investment “restrictions” in the Negative List in the future, it may cause change of our corporate ownership structure from owning Jiangxi Kenongwo as a direct wholly owned subsidiary to a variable interest entity, which has a less degree of control and we may incur additional compliance cost.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding common stock in the public marketplace could reduce the price of our common stock.

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of our common stock.

There is no ticker symbol or market for our common stock, which may make it difficult for holders of our common stock to sell their stock.

There is no ticker symbol nor established public trading marketing for our common stock and there can be no assurance that we will obtain the symbol, or the market will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

Our principal stockholder and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our Chief Executive Officer, Mr. Jianjun Zhong, beneficially owned approximately 74.4% of our issued and outstanding shares of common stock (based on the number of shares of common stock outstanding as of the date of this report). Mr. Zhong alone will be able to impact matters requiring stockholder approval. For example, he may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of Mr. Zhong and our management may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We may be subject to the penny stock rules which will make shares of our common stock more difficult to sell.

We may be subject in the future to the SEC’s “penny stock” rules if our shares of common stock are eligible to be quoted on a trading platform such as OTCQB but sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

If a trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and holders of our common stock may be unable to sell their shares at or above the price at which they were acquired.

If our common stock is approved to be quoted and traded on the OTC markets, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	quarterly variations in our revenues and operating expenses;

●	developments in the financial markets and worldwide economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the PRC government relating to regulations that govern our industry;

●	significant sales of our common stock or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

Our Property, Plant and Equipment

We currently have one integrated factory with covering a land area of 143,590 square feet in Yichun City, Jiangxi Province, PRC to produce our organic fertilizers, which has been in operations since 2017. This factory is composed of our fertilizers production lines, bamboo charcoal kiln, fermentation tank, office area, warehouse and laboratory. Both the land and the factory over the land are leased by us from Yichun City Sunshine Manor Disabled Planting, Breeding and Development Co., Ltd., a non-affiliate entity on an annual basis. The current annual rent is RMB24,000 (approximately $3,373). However, we own the fertilizers production lines, bamboo charcoal kiln, fermentation tank, warehouse and laboratory on the land.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are subject to legal proceedings and claims arising in the ordinary course of our business. As of the date of this report, we were not involved in any litigation, arbitration or administrative proceedings pending or, to our knowledge, threatened against us that could have a material and adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this report, the Company’s common stock is not listed on any national securities exchange nor quoted on OTC Markets.

Holders

As of April 9, 2021, we have 62 record holders of our common stock.

Transfer Agent and Registrar

The Transfer Agent for our common stock is Empire Stock Transfer Inc., located at 1859 Whitney Mesa Dr., Henderson, NV 89014.

Dividend Policy

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our financial statements included elsewhere in this report.

Basis of Presentation

Our financial statements are prepared in accordance with U.S. GAAP.

Going Concern

As reflected in the accompanying financial statements, we had accumulated deficit of $1,035,549 and $200,775 as of December 31, 2020 and December 31, 2019, respectively. We had incurred a net loss of $834,774 and $138,112 for the years ended December 31, 2020 and 2019, respectively. Our cash balances as of December 31, 2020 and 2019 were $6,041 and $133,250, respectively. We had current liability of $2,114,609 and $905,600 at December 31, 2020 and 2018, respectively, which would be due within the next 12 months. In addition, we had a working capital deficit of $1,485,784 and $237,455 on December 31, 2020 and 2019, respectively.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the year ended December 31, 2020 and December 31, 2019

	For the Year Ended December 31,		Variance
	2020	2019	Amount	%
	$	$	$
Revenues	507,529	621,457	(113,928)	(18.3)%
Cost of revenues	528,244	402,566	125,678	31.2%
Gross profit	(20,715)	218,891	(239,606)	(109.5)%
Operating expenses:
Selling expenses	247,230	121,154	126,076	104.1%
General and administrative expenses	587,913	218,361	369,552	169.2%
Total operating expenses	835,143	339,515	495,628	146.0%
Loss from operations	(855,858)	(120,624)	735,234	609.5%
Other income (expense):
Interest expense	(3,333)	(15,743)	(12,410)	78.8%
Interest income	-	35	(35)	(100.0)%
Other income (expense), net	24,417	836	23,581	2,820.7%
Total other income (expense)	21,084	(14,872)	35,956	241.8%
Loss before income taxes	(834,774)	(135,496)	699,278	516.1%
Income taxes	-	(2,616)	2,616	100.0%
Net loss	(834,774)	(138,112)	696,662	504.4%

Revenue

For the year ended December 31, 2020, our total revenue was $507,529, representing a decrease of 18.3% compared to $621,457 for the same period in 2019. This decrease was mainly due to the Company lowering the retail price of its products in order to capture more market shares.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Years Ended December 31,
	2020	2019
Revenues – Bamboo charcoal biomass organic fertilizers	$337,880	$206,884
Revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	62,689	121,179
Revenues – High concentration of foliar fertilizer 100ML	33,223	84,223
Revenues – Water-soluble fertilizers 2.5L	18,477	69,302
Revenues – Winter fertilizers 25KG	11,556	48,752
Revenues – Winter fertilizers 40KG	16,000	47,617
Revenues – Others	27,704	43,500
Total revenues	$507,529	$621,457

Cost of revenues

Cost of revenues for the fertilizers was $528,244 and $402,566 for the years ended December 31, 2020 and 2019, respectively, representing an increase of 31.2%. The increase in cost of sales due to an increase in the cost of raw materials in 2020.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Years Ended December 31,
	2020	2019
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$370,797	$146,736
Cost of revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	90,536	59,194
Cost of revenues – High concentration of foliar fertilizer 100ML	5,456	10,106
Cost of revenues – Water-soluble fertilizers 2.5L	6,933	11,672
Cost of revenues – Winter fertilizers	32,647	158,988
Cost of revenues – Others	21,875	15,870
Total cost of revenues	$528,244	$402,566

Gross Profit

Our gross profit was negative $20,715 and $218,891 with gross margin of negative 4.1% and 35.2% for the years ended December 31, 2020 and 2019, respectively.The decrease in gross profit was due to the Company lowering the retail price of its products in order to capture more market shares and an increase in the cost of raw materials in 2020 as stated above.

Selling Expenses

Our selling expenses were $247,230 for the year ended December 31, 2020, representing an increase of $126,076 or 104.1% compared to $121,154 for the year ended December 31, 2019. The increase in our selling expenses was mainly due to the fact that we incurred more costs in promotion, salary and transportation cost when compared with 2019.

General and Administrative Expenses

The general and administrative expenses increased by $369,552, or 169.2% from $218,361 for the year ended December 31, 2019 to $587,913 for the year of 2020 due to the fact that we hired more employees for the expansion of our business in 2020.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $70,655 and $55,817 for the years ended December 31, 2020 and 2019, respectively.

Net Income

Our net loss was $834,774 and $138,112 for the years ended December 31, 2020 and 2019, respectively, representing an increase of $696,662. The Company is at its developing stage and we incurred certain expenses in hiring qualified employees to support our production and research and development. We also incurred more promotion fee by introducing our products to more customers across China during the fiscal year of 2020. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Liquidity and Capital Resources

Our working capital deficit was $1,485,784 and $237,455 for the years ended December 31, 2020 and 2019, respectively.

We have respectively financed our operations over the years ended December 31, 2020 and 2019 primarily through proceeds from advances from related parties, and net cash inflow from operation.

The components of cash flows are discussed below:

	For the Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(803,552)	$(322,295)
Net cash used in investing activities	(592,877)	(93,546)
Net cash provided by financing activities	1,263,692	482,880
Exchange rate effect on cash	5,528	(2,000)
Net cash (outflow) inflow	$(127,209)	$65,039

Cash used in Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $803,552, which consisted primarily of net loss of $834,774, and was adjusted by depreciation and amortization of $36,592, bad debt expenses of $157,495, conversion of convertible bond of $14,006 and loss from disposal of investment of $28,534. The Company had an increase of $29,834 in account payables and accrued payables, and that was due to it took the Company longer to pay off some major vendors, an increase of $99,084 in accounts receivable because more customers are developed and longer payment terms were offered to loyal customers, a decrease of $623 in advanced from customers due to the Company receiving less purchasing orders from customers at the year end, which were offset by a decrease of $121,744 in inventories, an increase in advances and prepayments of $200,950 as Company involved more investments in plant and equipment.

For the year ended December 31, 2019, net cash used in operating activities was $322,295, which consisted primarily of net loss of $138,112, and was adjusted by depreciation and amortization of $34,526. The Company had an increase of $4,998 in account payables and accrued payables and that was due to it took the Company longer to pay off some major vendors, an increase of $228,252 in accounts receivable because more customers are developed and longer payment terms were offered to loyal customers, a decrease of $21,022 in advanced from customers due to the Company receiving less purchasing orders from customers at the year end, which were offset by a decrease of $24,513 in inventories.

Cash used in Investing Activities

Net cash used in investing activities was $592,877 for the year ended December 31, 2020. The activities consisted of our investments of $592,877 in purchasing plant and equipment.

Net cash used in investing activities was $93,546 for the year ended December 31, 2019. The activities consisted of our investments of $64,348 in purchasing plant and equipment, $693 in intangible asset, $28,505 in investments in equity.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,263,692 for the year ended December 31, 2020. During this year, cash provided by financing activities mainly includes proceeds from related parties of $1,063,151, proceeds from long-term loans of $14,493 and issuance of common stocks of $186,048.

Net cash provided by financing activities was $482,880 for the year ended December 31, 2019. During this year, cash provided by financing activities mainly includes proceeds from related parties of $363,198, proceeds from issuances of convertible debt of $32,243, long-term loans of $14,478 and $87,439 capital contribution from shareholders.

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

Foreign Currency Risk

A majority of our operating activities and a significant portion of our assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020 and 2019, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that are designed to ensure that information that would be required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

The material weakness identified by our management as of December 31, 2020 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

We plan to provide U.S. GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. We plan to continue to recruit experienced and professional accounting and financial personnel and participate in educational seminars, tutorials, and conferences and employ more qualified accounting staff in future.

Internal Control over Financial Reporting  and Attestation Report of Registered Public Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”) or an attestation report of the Company’s independent registered public accounting firm on ICFR due to a transition period established by rules of the Securities and Exchange Commission (the “SEC”) for newly public companies. The SEC has adopted a transition period permitting a newly public company to wait until its second annual report to comply with Section 404(a) of Sarbanes-Oxley Act of 2002 (“SOX”). After that point, issuers that are emerging growth companies, or are not large accelerated filers or accelerated filers are exempt from the requirements of SOX 404(b). As such, if the Company continues to satisfy as being an emerging growth company or other exemption standards as listed above, it will continue to be exempted from filing attestation report of the Company’s independent registered public accounting firm regarding ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

The following table sets forth certain information with respect to our directors and executive officer:

Name	Age	Position
Jianjun Zhong	51	Chairman, President, Treasurer and Secretary
Zhenggen Zhang	54	Director

Biography -

Mr. Jianjun Zhong has been appointed as a director, President, Treasurer and Secretary of the Company since October 17, 2018. Mr. Zhong is the founder of Jiangxi Kenongwo, bringing extensive executive experience in the bio-chemical industry. Mr. Zhong has been devoting himself into the fertilizer industry since 2007, when he started his own business and since then has been successfully developing non-toxic and environment-friendly selenium-rich bamboo charcoal organic fertilizers. Since August 2004, Mr. Zhong has also been engaging in the inbound investment planning for Zhuting Merchants’ Association at Yuanzhou District, where Jiangxi Kenongwo is located. In 2017, Mr. Zhong founded Jiangxi Kenongwo to further develop, upgrade, produce and sell selenium-rich bamboo charcoal organic fertilizers. Before 2004, Mr. Zhong was in the education industry and taught chemistry at high schools in Jiangxi province and Guangdong province. Mr. Zhong graduated from Jiangxi Normal School in 1991, majoring in chemistry.

Mr. Zhenggen Zhang has been appointed as a director of the Company since October 18, 2018. Mr. Zhang is an executive director of Xihai Liangpin (Hainan) Information Technology Co., Ltd since June 2019, a marketing director of Jiangxi Chun Zhi Du Environmental Protection Technology Co., Ltd from 2015 to May 2019, deputy general manager and training manager of Jiangxi Li Biotechnology Co., Ltd. from 2012 to 2014. Prior to that, he was engaged in various positions ranging from a village commission chair, an investor and founder of a garment factory and marketing chief of a daily commodity company at different periods since 1986.

Term of Office

Our directors are appointed to hold office until the next meeting of our shareholders or until removed from office in accordance with our bylaws.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Our directors do not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) have:

(a) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(b) been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

(c) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(d) been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is subject to Section 15(d) of the Securities Exchange Act Exchange Act. Therefore unlike Sections 12(b) and 12(g) of the Exchange Act, Section 15 does not subject an issuer (and its directors, officers and large shareholders) to Sections 16, 13(d) and 13(f) beneficial ownership reporting. As a result, this section is not applicable to the Company’s directors, executive officers and persons who own more than 10% a registered class of our equity securities.

Code of Ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. We are not currently subject to any law, rule or regulation requiring that we adopt a code of ethics; however, we intend to adopt one in the near future.

Corporate Governance

The business and affairs of the Company are managed under the direction of our board. In addition to the contact information in this report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the Board of Directors.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the compensation earned by our named executive officer for the years ended December 31, 2020 and 2019.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Jianjun Zhong	2020	0	0	0	0	0
President & Treasurer	2019	0	0	0	0	0

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any written employment agreement in place with our officers and directors.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2020 and 2019.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2020 and 2019 by the executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2020 and 2019.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2020 and 2019 under any long-term incentive plan.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Our directors have agreed not to and did not receive any compensation for their services as directors for the years ended December 31, 2020 and 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 9, 2021, by:

●	each director;

●	each named executive officer; and

●	each person known by us to beneficially own at least 5% of our common stock.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jianjun Zhong	14,000,000	74.4%
Zhenggen Zhang	0	-

(1)	Applicable percentages are based on 18,824,818 shares outstanding as of April 9, 2021 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2020, the outstanding balance of $1,774,109 due to Ms. Yuhua Zhang, a shareholder of the Company, is advances for working capital of the Company which are due on demand, non-interest bearing, and unsecured.

As of December 31, 2020, the outstanding balance of $83,581 due to Mr. Jianjun Zhong, the majority shareholder, President, Treasurer and Secretary of the Company, is advances for working capital of the Company which are due on demand, non-interest bearing, and unsecured.

Other than the transaction described above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $80,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Independence of the Board of Directors

For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that none of our directors are independent. This does not constitute an independent board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by WWC, PC, our independent public accountants for the following professional services it performed for us during the fiscal year ended December 31, 2020 and 2019, as set forth in the table below:

	2020	2019
Audit Fees	$54,000	$32,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All other fees	$0	$0
TOTAL FEES	$54,000	$32,000

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees — This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of Kenongwo Group US, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

(b) Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENONGWO GROUP US, INC.

Date: April 14, 2021	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: April 14, 2021	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KENONGWO GROUP US, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

Exhibit No.	Description
3.1	Certificate of Incorporation of Kenongwo Group US, Inc. (incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

3.2	By-Laws of Kenongwo Group US, Inc. (incorporated by reference to Exhibit 3.2 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration statement on Form S-1 filed on August 6, 2020).

10.1	English translation of the Equity Transfer Agreement dated January 1, 2019 by and between Mr. Xiaoming Zhang, as the transferor and Kenongwo Group US, Inc., as the transferee (incorporated by reference to Exhibit 10.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.2	English translation of the Equity Transfer Agreement dated January 1, 2019 by and between Ms. Yuhua Zhang, as the transferor and Kenongwo Group US, Inc., as the transferee (incorporated by reference to Exhibit 10.2 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.3	Form of the English translation of Debt-to-Equity Conversion Agreement by and among the Company, Jiangxi Kenongwo Technology Co., Ltd. and the creditors (incorporated by reference to Exhibit 10.3 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.4	Form of the Private Placement Subscription Agreement by and between the Company and the investors (incorporated by reference to Exhibit 10.4 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.5	English Translation of the Form of Mountain Forest Farm Lease Agreement (incorporated by reference to Exhibit 10.5 to the Draft Registration Statement on Form S-1 filed on June 5, 2020).

10.6	English Translation of the Stock Entrustment Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on June 5, 2020).

10.7	English Translation of the Cooperation Agreement, dated April 27, 2019, by and among Jiangxi Kenongwo Technology Co., Ltd., Haijin Li and Weizhong Zhang (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on July 17, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Exhibits filed herewith.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

To:	The Board of Directors and Stockholders of
Kenongwo Group US, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kenongwo Group US, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

Certified Public Accountants

San Mateo, California

April 14, 2021

We have served as the Company’s auditor since 2019.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019
 (Stated in US Dollars)

	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$6,041	$133,250
Accounts receivable, net	184,240	230,481
Other receivables, net	56,384	24,787
Inventories	150,791	261,867
Advances and prepayments to suppliers	231,369	17,760
Total Current Assets	628,825	668,145

Investment	-	28,261
Plant and equipment, net	289,864	287,950
Construction in progress, net	614,170	144
Intangible assets, net	58,428	62,749

Total Assets	$1,591,287	$1,047,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued payables	$256,842	$211,106
Taxes payable	-	902
Advances from customers	77	689
Due to related parties	1,857,690	692,903
Total Current Liabilities	2,114,609	905,600

Non-Current Liabilities
Convertible notes, net	-	32,243
Long-term loans	30,639	14,354
Total Liabilities	2,145,248	952,197

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 18,824,818 and 14,030,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,882	1,403
Paid in capital	492,364	309,938
Accumulated deficit	(1,035,549)	(200,775)
Accumulated other comprehensive income (loss)	(12,658)	(15,514)
Total Stockholders’ Equity	(553,961)	95,052
Total Liabilities and Stockholders’ Equity	$1,591,287	$1,047,249

The accompanying notes are an integral part of these consolidated financial statements.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

	2020	2019
Revenue	$507,529	$621,457
Cost of revenues	528,244	402,566
Gross profit	(20,715)	218,891

Operating expenses
Selling and marketing expenses	247,230	121,154
General and administrative expenses	587,913	218,361
Total operating expenses	835,143	339,515

Loss from operations	(855,858)	(120,624)

Other income (expenses):
Interest income	-	35
Interest expenses	(3,333)	(15,743)
Other income	57,299	19,625
Other expenses	(32,882)	(18,789)
Total other income (expenses)	21,084	(14,872)

Loss before income taxes	(834,774)	(135,496)

Provision for income taxes	-	(2,616)

Net loss	$(834,774)	$(138,112)

Other comprehensive income (loss):
Foreign currency translation adjustment	2,856	(3,387)
Comprehensive (loss)	$(831,918)	$(141,499)

Loss per share – Basic and diluted	(0.05)	(0.01)

Basic and diluted weighted average shares outstanding	16,447,114	14,030,000

The accompanying notes are an integral part of these consolidated financial statements

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

	Number	Common	Paid-in	Subscription	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Receivable	Deficit	Loss	Total
Balance, January 1, 2019	14,030,000	$1,403	$223,902	$(1,403)	$(62,663)	$(12,127)	$149,112
Recognition of beneficial conversation feature	-	-	86,036	1,403	-	-	87,439
Net income	-	-	-	-	(138,112)	-	(138,112)
Foreign currency translation adjustment	-	-	-	-	-	(3,387)	(3,387)

Balance, December 31, 2019	14,030,000	$1,403	$309,938	-	$(200,775)	$(15,514)	$95,052

Balance, January 1, 2020	14,030,000	$1,403	$309,938	-	$(200,775)	$(15,514)	$95,052
Recognition of beneficial conversation feature	2,887,893	289	-	-	-	-	289
Shares issued for cash	1,906,925	190	182,426				182,616
Net loss		-	-	-	(834,774)	-	(834,774)
Foreign currency translation adjustment	-	-	-	-	-	2,856	2,856

Balance, December 31, 2020	18,824,818	$1,882	$492,364	$-	$(1,035,549)	$(12,658)	$(553,961)

The accompanying notes are an integral part of these consolidated financial statements

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(834,774)	$(138,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,592	34,526
Bad debt expenses	157,495	-
Conversion of convertible bond	(14,006)	-
Loss from disposal of investment	28,534	-
Changes in operating assets and liabilities:
Accounts receivable	(99,084)	(228,252)
Other receivables	(28,314)	1,149
Inventories	121,744	24,513
Advances and prepayments	(200,950)	(95)
Accounts and other payables and accruals	29,834	4,998
Advances from customers	(623)	(21,022)
Net cash (used in) provided by operating activities	(803,552)	(322,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in plant and equipment	(592,877)	(64,348)
Intangible assets	-	(693)
Investment in equity	-	(28,505)
Net cash used in investing activities	(592,877)	(93,546)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	1,063,151	363,198
Short-term loans	-	(14,478)
Long-term loans	14,493	14,478
Proceeds from issuance of common stocks	186,048	-
Proceeds from issuances of convertible debt	-	32,243
Capital contribution from shareholders	-	87,439
Net cash provided by financing activities	1,263,692	482,880

EFFECT OF EXCHANGE RATE ON CASH	5,528	(2,000)

NET INCREASE IN CASH	(127,209)	65,039
CASH, BEGINNING OF PERIOD	133,250	68,211
CASH, END OF PERIOD	6,041	133,250

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$3,333	$15,743
Cash paid for income tax	-	2,616
Issuance of common stock upon conversion of convertible bond	$104,273	$-

The accompanying notes are an integral part of these consolidated financial statements

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company had accumulated deficit of $1,035,549 and $200,775 as of December 31, 2020 and 2019, respectively. The Company has incurred a net loss of $834,774 and $138,112 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company had a working capital deficit of $1,485,784 and $237,455, respectively; its net cash used in operating activities for years ended December 31, 2020 and 2019 was $803,552 and $322,295, respectively.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute the business plan, develop the plan to generate profit; additionally, management may need to continue to rely on certain related parties to provide funding for investment, for working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with the U.S. GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (the “PRC GAAP”). The differences between the U.S. GAAP and the PRC GAAP have been adjusted in these financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, consisting of raw materials, work in process, and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

Advances and Prepayments

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

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company carries intangible assets at cost less accumulated amortization. In accordance with the U.S. GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Investment

Pursuant to a cooperation agreement dated April 27, 2019 (the “Cooperation Agreement”), the Company and two other individuals, Mr. Haijin Li and Mr. Weizhong Zhang, jointly formed Longyan Fuchi Agricultural Development Co., Ltd. (“Longyan”), an agricultural company with a primary focus on growing and selling passionfruit. According to the Cooperation Agreement, the Company and Mr. Zhang together shall invest RMB540,000 (approximately $77,510) to Longyan, which, in exchange, will result in the Company and Mr. Zhang owning 25% and 20% equity interest in Longyan, respectively. Pursuant to the Cooperation Agreement, the Company shall jointly manage Longyan with Mr. Li and Mr. Zhang. From the period September 12, 2019 to October 31, 2019, the Company invested a total of $28,955 in Longyan and acquired its 25% interest. The Company accounted for its investment using the equity method. Longyan has limited operation and has not generated positive cash flow. The Company determined to dispose the Longyan investment and recognized the remaining basis of investment of $28,534 as loss in investment on September 30, 2020.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the year ended December 31, 2020 and 2019.

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

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	12/31/2020	12/31/2019
Period/year end RMB: US$ exchange rate	6.5277	6.9668
Period/annual average RMB: US$ exchange rate	6.9001	6.9072

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

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by the U.S. GAAP. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not believe the adoption of this ASU would have a material effect on our financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2020	December 31, 2019
Accounts receivable	$308,281	$230,481
Less: Allowance for doubtful accounts	(124,041)	-
Total accounts receivable, net	$184,240	$230,481

Movement of allowance for doubtful accounts is as follows:

	December 31, 2020	December 31, 2019
Beginning balance	$-	$-
Addition	(124,041)	-
Bad debt written-off	-	-
Ending balance	$(124,041)	$-

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Raw materials	$80,986	$139,400
Packing materials	8,041	-
Finished goods	61,764	122,467
Total, net	$150,791	$261,867

NOTE 5 – ADVANCES AND PREPAYMENTS

The advances and prepayment balance of $231,369 and $17,760 as of December 31, 2020 and 2019 mainly represents the advanced payment to the suppliers for business purpose, respectively.

NOTE 6 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Building	$213,297	$197,623
Operating equipment	106,561	108,733
Vehicle	19,002	10,858
Office equipment	28,078	14,715
	366,938	331,929
Less: Accumulated depreciation	(77,074)	(43,979)
	289,864	287,950
Construction in progress	614,170	144
	$904,034	$288,094

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

As of December 31, 2020 and 2019, depreciation expense amounted to $28,510 and $27,148, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $614,170 and $144 as of December 31, 2020 and 2019 represents the investment in building a processing plant and warehouse.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2020	2019

Non-patented technology	$77,329	$72,456

Less: Accumulated amortization	(18,901)	(9,707)
	$58,428	$62,749

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $77,329 and $72,456 as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, amortization expenses of intangible assets were $8,081 and $7,377, respectively.

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

On January 20, 2020, the Company entered into another unsecured loan agreement with Wangqiu in the amount of $13,874, with a due date of January 19, 2022. The loan carried an annualized interest rate of 12%. The Company has not repaid any principal during the year ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the outstanding amount of the loan payable was $30,639 and $14,354, respectively. As of December 31, 2020 and 2019, the Company recognized interest expenses of $3,333 and $1,737, respectively.

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2020 and 2019, the outstanding balance due to related parties was $1,857,690 and $692,903, respectively.

As of December 31, 2020 and 2019, the outstanding balances of $1,774,109 and $609,322 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of December 31, 2020 and 2019, the outstanding balances of $83,581 and $83,581 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

NOTE 10 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
Customers	Amount $	%	Amount $	%
A	123,641	29.74	-	-
B	119,843	28.82	-	-
C	-	-	144,767	23.49
D	-	-	148,542	24.11

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
Suppliers	Amount $	%	Amount $	%
A	54,869	25.49	-	-
B	22,398	10.41	-	-
C	-	-	57,924	22.38
D	-	-	48,051	18.56

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of December 31, 2020 and 2019, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2020		2019
United States	$4,863	80%	$4,933	4%
China	1,178	20%	128,317	96%
Total cash and cash equivalents	$6,041	100%	$133,250	100%

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Income (Loss) attributed to PRC operations	$(848,710)	$(121,423)
Income (Loss) attributed to State of Nevada	13,936	(14,073)
Income (Loss) before tax	(834,774)	(135,496)

PRC Statutory Tax at 20% Rate	-	2,616
Effect of tax exemption granted	-	-
Income tax	$-	$2,616

The provision for income taxes consists of the following:

	December 31, 2020	December 31, 2019
Current	$-	$2,616
Deferred	-	-
Total	$-	$2,616

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the years ended December 31, 2020 and 2019.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to December 31, 2020 to the date these audited consolidated financial statements were issued, and has determined that it does not have any material events to disclose.