Form 10-Q
period 2021-03-31
Kenongwo Group US, Inc.
filed 2021-05-17
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of May 14, 2021, there were 18,824,818 shares of common stock, $0.0001 par value per share, issued and outstanding.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$100,061	$6,041
Accounts receivable, net	207,501	184,240
Other receivables, net	127,253	56,384
Inventories	187,205	150,791
Advances and prepayments to suppliers	481,659	231,369
Total Current Assets	1,103,679	628,825

Plant and equipment, net	337,316	289,864
Construction in progress, net	765,105	614,170
Intangible assets, net	56,253	58,428

Total Assets	$2,262,353	$1,591,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued payables	$352,371	$256,842
Advances from customers	65,460	77
Due to related parties	2,132,203	1,857,690
Total Current Liabilities	2,550,034	2,114,609

Non-Current Liabilities
Convertible notes, net	-	-
Long-term loans	457,764	30,639
Total Liabilities	3,007,798	2,145,248

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 18,824,818 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,882	1,882
Paid in capital	492,364	492,364
Accumulated deficit	(1,231,049)	(1,035,549)
Accumulated other comprehensive income (loss)	(8,642)	(12,658)
Total Stockholders’ Equity	(745,445)	(553,961)
Total Liabilities and Stockholders’ Equity	$2,262,353	$1,591,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Three months ended March 31,
	2021	2020
Revenue	$71,066	$24,941
Cost of revenues	134,282	34,851
Gross profit	(63,216)	(9,910)

Operating expenses
Selling and marketing expenses	69,592	22,199
General and administrative expenses	72,219	113,489
Total operating expenses	141,811	135,688

Loss from operations	(205,027)	(145,598)

Other income (expenses):
Interest expenses	(7,040)	(11,057)
Other income	16,567	37,756
Other expenses	-	(4,690)
Total other income	9,527	22,009

Loss before income taxes	(195,500)	(123,589)

Provision for income taxes	-	-

Net loss	$(195,500)	$(123,589)

Other comprehensive income (loss):
Foreign currency translation adjustment	4,016	(1,744)
Comprehensive loss	$(191,484)	$(125,333)

Loss income per share – Basic and diluted	(0.01)	(0.01)

Basic and diluted weighted average shares outstanding	18,824,818	14,030,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Number	Common	Paid-in	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total
Balance, January 1, 2020	14,030,000	$1,403	$309,938	$(200,775)	$(15,514)	$95,052
Net loss	-	-	-	(123,589)	-	(123,589)
Foreign currency translation adjustment	-	-	-	-	(1,744)	(1,744)

Balance, March 31, 2020	14,030,000	$1,403	$309,938	$(324,364)	$(17,258)	$(30,281)

Balance, January 1, 2021	18,824,818	$1,882	$492,364	$(1,035,549)	$(12,658)	$(553,961)
Net loss		-	-	(195,500)	-	(195,500)
Foreign currency translation adjustment	-	-	-	-	4,016	4,016

Balance, March 31, 2021	18,824,818	$1,882	$492,364	$(1,231,049)	$(8,642)	$(745,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Three months ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(195,500)	$(123,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,517	10,501
Discount on Convertible Bond	-	10,342
Changes in operating assets and liabilities:
Accounts receivable	(24,254)	(15,647)
Other receivables	(71,877)	7,263
Inventories	(37,418)	(18,749)
Prepayment and deposits	(253,980)	(75,556)
Accounts payable and accrued payables	97,611	141,575
Advances from customers	66,106	-
Net cash used in operating activities	(409,795)	(63,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment and construction in progress	(211,743)	(75,576)
Investment in equity	-	391
Net cash used in investing activities	(211,743)	(75,185)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	284,634	38,687
Long-term loans	431,965	14,329
Net cash provided by financing activities	716,599	53,016

EFFECT OF EXCHANGE RATE ON CASH	(1,041)	1,930

NET INCREASE/(DECREASE) IN CASH	94,020	(84,099)
CASH, BEGINNING OF PERIOD	6,041	133,250
CASH, END OF PERIOD	$100,061	$49,151

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$7,040	$715
Cash paid for income tax	$-	$-

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $195,500 for the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $1,231,049, working capital deficit of $1,446,355; its net cash used in operating activities for the three months ended March 31, 2021was $409,795.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2021 and 2020.

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	3/31/2021	12/31/2020	3/31/2020
Period/year end RMB: US$ exchange rate	6.5536	6.5277	7.0851
Period/annual average RMB: US$ exchange rate	6.4820	6.9001	6.9790

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2021	December 31, 2020
Accounts receivable	$331,051	$308,281
Less: Allowance for doubtful accounts	(123,550)	(124,041)
Total accounts receivable, net	$207,501	$184,240

Movement of allowance for doubtful accounts is as follows:

	March 31, 2021	December 31, 2020
Beginning balance	$(124,041)	$-
Addition	-	(124,041)
Bad debt written-off	-	-
Exchange rate effect	491	-
Ending balance	$(123,550)	$(124,041)

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2021	December 31, 2020

Raw materials	$70,289	$80,986
Packing materials	6,571	8,041
Inventory of Supplies	47,162	-
Finished goods	63,183	61,764
Total, net	$187,205	$150,791

NOTE 5 – PREPAYMENTS

The prepayment balance of $481,659 and $231,369 as of March 31, 2021 and December 31, 2020 mainly represents the advanced payment to the suppliers for business purpose, respectively.

NOTE 6 – PLANT AND EQUIPMENT

Plant and equipment at March 31, 2021 and December 31, 2020 consisted of:

	March 31, 2021	December 31, 2020
Building	$213,390	$213,297
Operating equipment	129,689	106,561
Vehicle	18,580	19,002
Office equipment	59,896	28,078
	421,555	366,938
Less: Accumulated depreciation	(84,239)	(77,074)
	337,316	289,864
Construction in progress	765,105	614,170
	$1,102,421	$904,034

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PLANT AND EQUIPMENT (CONTINUED)

As of March 31, 2021 and December 31, 2020, depreciation expense amounted to $7,551 and $28,510, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $765,105 and $614,170 as of March 31, 2021 and December 31, 2020 represents the investment in building a processing plant and warehouse.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2021	2020

Non-patented technology	$77,024	$77,329
Less: Accumulated amortization	(20,771)	(18,901)
	$56,253	$58,428

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $77,024 and $77,329 as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, amortization expenses of intangible assets were $1,965 and $8,081, respectively.

NOTE 8 – LONG-TERM LOANS

On January 20, 2020, the Company entered into another unsecured loan agreement with Wangqiu in the amount of $13,874, with a due date of January 19, 2022. The loan carried an annualized interest rate of 12%. The Company has not repaid any principal during the year ended December 31, 2020. As of December 31, 2020, the outstanding amount of the loan payable was $30,639. As of December 31, 2020, the Company recognized interest expenses of $3,333. The principle amount of $30,639 was paid off on March 29, 2021.

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $457,764, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of March 31, 2021, the outstanding amount of the loan payable was $457,764. As of March 31, 2021, the Company recognized interest expenses of $7,040.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 and December 31, 2020, the outstanding balance due to related parties was $2,132,203 and $1,857,690, respectively.

As of March 31, 2021 and December 31, 2020, the outstanding balances of $2,048,622 and $ 1,774,109 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of March 31, 2021 and December 31, 2020, the outstanding balances of $83,581 and $83,581 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

NOTE 10 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of March 31, 2021 and 2020.

	March 31, 2021		March 31, 2020
Customers	Amount $	%	Amount $	%
A	23,203	36	-	-
B	10,143	16	-	-
C	8,886	14	-	-
D	6,853	11	-	-
E	-	-	15,360	62
F	-	-	2,808	11

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of March 31, 2021 and 2020.

	March 31, 2021		March 31, 2020
Suppliers	Amount $	%	Amount $	%
A	6,942	17	-	-
B	5,556	14	-	-
C	5,521	14	-	-
D	4,890	12	-	-
E	4,236	10	-	-
F	-	-	8,253	25
G	-	-	3,210	10

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of March 31, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	March 31,		December 31,
	2021		2020
United States	$4,863	5%	$4,863	80%
China	95,198	95%	1,178	20%
Total cash and cash equivalents	$100,061	100%	$6,041	100%

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Income (Loss) attributed to PRC operations	$(195,500)	$(113,205)
Income (Loss) attributed to State of Nevada	-	(10,384)
Income (Loss) before tax	(195,500)	(123,589)

PRC Statutory Tax at 20% Rate	-	-
Effect of tax exemption granted	-	-
Income tax	$-	$-

The provision for income taxes consists of the following:

	March 31, 2021	March 31, 2020
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the three months ended March 31, 2021 and 2020.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to March 31, 2021 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $195,500 for the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $1,231,049, working capital deficit of $1,446,355; its net cash used in operating activities for the three months ended March 31, 2021 was $409,795.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended March 31, 2021 and 2020

	For the Three months ended March 31,		Variance
	2021	2020	Amount	%
	$	$	$
Revenues	71,066	24,941	46,125	184.9%
Cost of revenues	134,282	34,851	99,431	285.3%
Gross profit	(63,216)	(9,910)	(53,306)	537.9%
Operating expenses:
Selling expenses	69,592	22,199	47,393	213.5%
General and administrative expenses	72,219	113,489	(41,270)	(36.4)%
Total operating expenses	141,811	135,688	6,123	4.5%
Loss from operations	(205,027)	(145,598)	(59,429)	40.8%
Other income (expense):
Interest expense	(7,040)	(11,057)	(4,017)	(36.3)%
Other income, net	16,567	33,066	(16,499)	(49.9)%
Total other income	9,527	22,009	(12,482)	(56.7)%
Loss before income taxes	(195,500)	(123,589)	(71,911)	58.2%
Income taxes	-	-	-	N/A
Net loss	(195,500)	(123,589)	(71,911)	58.2%

Revenue

For the three months ended March 31, 2021, our total revenue was $71,066, representing an increase of 184.9% compared to $24,941 for the same period in 2020. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended March 31,
	2021	2020
Revenues – Bamboo charcoal biomass organic fertilizers	$36,419	$2,085
Revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	-	15,167
Revenues – High concentration of foliar fertilizer 100ML	720	463
Revenues – Water-soluble fertilizers 2.5L	200	4,722
Revenues – Water-soluble fertilizers 2L	1,463	-
Revenues – Winter fertilizers 25KG	-	2,502
Revenues – Winter fertilizers 40KG	6,388	-
Revenues – Grape organic fertilizers	7,985	-
Revenues – Towel gourd bamboo charcoal biomass organic fertilizers	7,250	-
Revenues – Blueberry fertilizers	2,619	-
Revenues – Others	8,022	2
Total revenues	$71,066	$24,941

Cost of revenues

Cost of revenues for the fertilizers was $134,282 and $34,851 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of 285.3%. The increase in cost of sales was due to an increase in the cost of raw materials in first quarter of 2021.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended March 31,
	2021	2020
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$47,486	$5,742
Cost of revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	61	16,225
Cost of revenues – High concentration of foliar fertilizer 100ML	172	204
Cost of revenues – Water-soluble fertilizers 2.5L	99	3,692
Cost of revenues – Water-soluble fertilizers 2L	31,211	-
Cost of revenues – Winter fertilizers 25KG	-	8,974
Cost of revenues – Winter fertilizers 40KG	7,149	-
Cost of revenues – Grape organic fertilizers	18,331	-
Cost of revenues – Towel gourd bamboo charcoal biomass organic fertilizers	18,880	-
Cost of revenues – Blueberry fertilizers	5,337	-
Cost of revenues – Others	5,556	14
Total cost of revenues	$134,282	$34,851

Gross Profit

Our gross profit was negative $63,216 and negative $9,910 with gross margin of negative 89.0% and negative 39.7%, for the three months ended March 31, 2021 and 2020, respectively.

Selling Expenses

Our selling expenses were $69,592 for the three months ended March 31, 2021, representing an increase of $47,393 or 213.5% compared to $22,199 for the three months ended March 31, 2020. The increase in our selling expenses was mainly due to the fact that we incurred more costs in promotion, salary and transportation cost compared with 2020. The increase in our selling expenses is also in line with the increase in revenue.

General and Administrative Expenses

General and administrative expenses decreased by $41,270, or 36.4% from $113,489 for the three months ended March 31, 2020 to $72,219 for the same period in 2021 due to the fact that we incurred more professional fee in first quarter of 2020 compared with the first quarter of 2021.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $6,171 and $25,005 for the three months ended March 31, 2021 and 2020, respectively.

Net Income (loss)

Our net loss was $195,500 and $123,589 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $71,911. The Company is at its developing stage and we incurred more promotion fee by introducing our products to more customers across China during the first quarter of 2021. The Company also incurred more material cost by developing more new product lines. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Liquidity and Capital Resources

Our working capital deficit was $1,446,355 and $1,446,355for the three months ended March 31, 2021 and 2020, respectively.

We have respectively financed our operations over the three months ended March 31, 2021 and 2020 primarily through proceeds from advances from related parties and the long-term loans.

The components of cash flows are discussed below:

	For the Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(409,795)	$(63,860)
Net cash used in investing activities	(211,743)	(75,185)
Net cash provided by financing activities	716,599	53,016
Exchange rate effect on cash	(1,041)	1,930
Net cash inflow/(outflow)	$94,020	$(84,099)

Cash used in Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $409,795, which consisted primarily of net loss of $195,500, which was adjusted by depreciation and amortization of $9,517. The Company had an increase of $97,611 in account payables and accrued payables which was due to the fact that the Company purchased raw materials and paid off the bills in longer terms, an increase of $24,254 in accounts receivable which was due to longer payment terms offered to loyal customers, an increase of $253,980 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, which were offset by an increase of $66,106 in advances from customers which was due to the Company receiving more purchasing orders from more customers. The Company incurred an increase in inventories of 37,418 and an increase in other receivable of $71,877 which was due to an increase in advances to different departments and an increase in security deposit.

For the three months ended March 31, 2020, net cash used in operating activities was $63,860, which consisted primarily of net loss of $123,589, which was adjusted by depreciation and amortization of $10,501 and discount of convertible bond of $10,342. The Company had an increase of $141,575 in account payables and accrued payables in which it was due to the Company receiving the private placement funds from investors but as of the date of this report, the shares have not yet been issued to the investors, an increase of $15,647 in accounts receivable which was due to more customers developed and longer payment terms offered to loyal customers, an increase of $75,556 in prepayments to the suppliers for procurement of raw materials and equipment, which were offset by an increase of $18,749 in inventories and a decrease in other receivable of $7,263.

Cash used in Investing Activities

Net cash used in investing activities was $211,743 for the three months ended March 31, 2021. The activities consisted of $211,743 in purchasing plant and equipment and construction in progress.

Net cash used in investing activities was $75,185 for the three months ended March 31, 2020. The activities consisted of our investments of $75,576 in purchasing plant and equipment and construction in progress, and $391 in investments in equity.

Cash Provided by Financing Activities

Net cash provided by financing activities was $716,599 for the three months ended March 31, 2021. During this period, cash provided by financing activities mainly included proceeds from related parties of $284,634 and long-term loans of $431,965 for operating expenses.

Net cash provided by financing activities was $53,016 for the three months ended March 31, 2020. During this period, cash provided by financing activities mainly included proceeds from related parties of $38,687 and long-term loans of $14,329 for operating expenses.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2021 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KENONGWO GROUP US, INC.

Date: May 17, 2021	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 17, 2021	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

