Form 10-Q
period 2021-06-30
Kenongwo Group US, Inc.
filed 2021-08-12
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2021, there were 18,824,818 shares of common stock, $0.0001 par value per share, issued and outstanding.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$6,214	$6,041
Accounts receivable, net	167,589	184,240
Other receivables, net	151,565	56,384
Inventories	309,094	150,791
Advances and prepayments to suppliers	524,825	231,369
Total Current Assets	1,159,287	628,825

Plant and equipment, net	390,562	289,864
Construction in progress, net	818,851	614,170
Intangible assets, net	56,029	58,428

Total Assets	$2,424,729	$1,591,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued payables	$525,629	$256,842
Advances from customers	6,244	77
Due to related parties	2,424,234	1,857,690
Total Current Liabilities	2,956,107	2,114,609

Non-Current Liabilities
Long-term loans	464,389	30,639
Total Liabilities	3,420,496	2,145,248

Stockholders’ Deficit:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 18,824,818 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,882	1,882
Paid in capital	492,364	492,364
Accumulated deficit	(1,471,729)	(1,035,549)
Accumulated other comprehensive loss	(18,284)	(12,658)
Total Stockholders’ Deficit	(995,767)	(553,961)
Total Liabilities and Stockholders’ Deficit	$2,424,729	$1,591,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Revenue	$208,628	$148,392	$279,694	$173,333
Cost of revenues	329,522	155,160	463,804	190,011
Gross profit	(120,894)	(6,768)	(184,110)	(16,678)
Operating expenses
Selling and marketing expenses	59,800	56,164	129,392	78,363
General and administrative expenses	51,567	88,134	123,786	201,623
Total operating expenses	111,367	144,298	253,178	279,986

Loss from operations	(232,261)	(151,066)	(437,288)	(296,664)

Other income (expenses):
Interest expenses	(6,074)	-	(13,114)	(1,564)
Other income	(879)	28,920	15,688	57,183
Other expenses	(1,466)	(180)	(1,466)	(4,870)
Total other income (expenses)	(8,419)	28,740	1,108	50,749

Loss before taxes	(240,680)	(122,326)	(436,180)	(245,915)
Provision for income taxes	-	-	-	-

Net loss	$(240,680)	$(122,326)	$(436,180)	$(245,915)

Other comprehensive income (loss):
Foreign currency translation adjustment	(9,642)	20,091	(5,626)	4,577
Comprehensive loss	$(250,322)	$(102,235)	$(441,806)	$(241,338)

Loss per share
- Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding	18,824,818	18,824,818	18,824,818	14,069,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

	Number	Common	Paid-in	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total
Balance, January 1, 2020	14,030,000	$1,403	$309,938	$(200,775)	$(15,514)	$95,052
Recognition of beneficial conversation feature	2,887,893	289	-	-	-	289
Shares issued for cash	1,906,925	190	182,426	-	-	182,616
Net loss		-	-	(245,915)	-	(245,915)
Foreign currency translation adjustment	-	-	-	-	20,091	20,091

Balance, June 30, 2020	18,824,818	$1,882	$492,364	$(446,690)	$4,577	$52,133

Balance, January 1, 2021	18,824,818	$1,882	$492,364	$(1,035,549)	$(12,658)	$(553,961)
Net loss		-	-	(436,180)	-	(436,180)
Foreign currency translation adjustment	-	-	-	-	(5,626)	(5,626)

Balance, June 30, 2021	18,824,818	$1,882	$492,364	$(1,471,729)	$(18,284)	$(995,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the six months ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(436,180)	$(245,915)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,501	20,162
Conversion of convertible bond	-	(14,006)
Changes in operating assets and liabilities:
Accounts receivable	18,551	(62,146)
Inventories	(155,540)	56,311
Prepayment and deposits	(290,598)	(178,655)
Other receivables	(94,450)	(70,679)
Accounts payable and accrued payables	265,701	59,663
Advances from customers	6,157	-
Net cash used in operating activities	(678,858)	(435,265)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment and construction in progress	(298,906)	(193,867)
Intangible assets	(1,066)	-
Investment	-	603
Net cash used in investing activities	(299,972)	(193,264)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	547,158	301,599
Proceeds from issuance of common stocks	-	186,048
Long-term loans	432,780	14,226
Net cash provided by financing activities	979,938	501,873

EFFECT OF EXCHANGE RATE ON CASH	(935)	324

NET INCREASE (DECREASE) IN CASH	173	(126,332)
CASH, BEGINNING OF PERIOD	6,041	133,250
CASH, END OF PERIOD	6,214	6,918

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$13,114	$1,564
Cash paid for income tax	-	-
Issuance of common stock upon conversion of convertible bond	$-	$104,273

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

On May 15, 2017, Jiangxi Kenongwo Technology Co., Ltd. (“Jiangxi Kenongwo”) was formed in the People’s Republic of China (the “PRC”). It is engaged in researching, developing, manufacturing and selling bamboo charcoal biomass organic fertilizers, amino acid water-soluble fertilizers, selenium-rich foliage fertilizers and other types of fertilizers in the PRC.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $436,180 for the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $1,471,729, working capital deficit of $1,796,820; its net cash used in operating activities for the six months ended June 30, 2021 was $678,858.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2021 and 2020.

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	6/30/2021	12/31/2020	6/30/2020
Period/year end RMB: US$ exchange rate	6.4601	6.5277	7.0795
Period/annual average RMB: US$ exchange rate	6.4698	6.9001	7.0292

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

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), except specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. Besides, the contractual term will be able to be used instead of an expected term in the option-pricing model for nonemployee awards. The new standard was effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company has no stock compensation as of June 30, 2021 and December 31, 2020. The Company’s adoption of this guidance does not have a material impact on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2021	December 31, 2020
Accounts receivable	$292,928	$308,281
Less: Allowance for doubtful accounts	(125,339)	(124,041)
Total accounts receivable, net	$167,589	$184,240

Movement of allowance for doubtful accounts is as follows:

	June 30, 2021	December 31, 2020
Beginning balance	$(124,041)	$-
Addition	(1,298)	(124,041)
Bad debt written-off	-	-
Ending balance	$(125,339)	$(124,041)

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30, 2021	December 31, 2020

Raw materials	$42,578	$80,986
Packing materials	41,929	8,041
Inventory of Supplies	70,151	-
Work in progress	951	-
Finished goods	153,485	61,764
Total, net	$309,094	$150,791

NOTE 5 – ADVANCES AND PREPAYMENTS

The prepayment balance of $524,825 and $231,369 as of June 30, 2021 and December 31, 2020 mainly represents the advanced payment to the suppliers for business purpose.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Plant and equipment at June 30, 2021 and December 31, 2020 consisted of:

	June 30, 2021	December 31, 2020
Building	$216,302	$213,297
Operating equipment	133,815	106,561
Vehicle	20,321	19,002
Office equipment	101,440	28,078
	471,878	366,938
Less: Accumulated depreciation	(81,316)	(77,074)
	390,562	289,864
Construction in progress	818,851	614,170
	$1,209,413	$904,034

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

As of June 30, 2021 and June 30, 2020, depreciation expense amounted to $3,430 and $16,560, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $818,851 and $614,170 as of June 30, 2021 and December 31, 2020 represents the investment in building a processing plant and warehouse.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2021	2020

Non-patented technology	$79.206	$77,329
Less: Accumulated amortization	(23,177)	(18,901)
	$56,029	$58,428

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $79,206 and $77,329 as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and June 30, 2020, amortization expenses of intangible assets were $4,071 and $3,602, respectively.

NOTE 8 – LOAN PAYABLE

On January 20, 2020, the Company entered into an unsecured loan agreement with Wangqiu in the amount of $13,874, with a due date of January 19, 2022. The loan carried an annualized interest rate of 12%. The Company has not repaid any principal during the year ended December 31, 2020. As of December 31, 2020, the outstanding amount of the loan payable was $30,639. As of December 31, 2020, the Company recognized interest expenses of $3,333. The principle amount of $30,639 was paid off on March 29, 2021.

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of June 30, 2021, the outstanding amount of the loan payable was $464,389. As of June 30, 2021, the Company recognized interest expenses of $13,114.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2021 and December 31, 2020, the outstanding balance due to related parties was $2,424,234 and $1,857,690, respectively.

As of June 30, 2021 and December 31, 2020, the outstanding balances of $2,340,653 and $ 1,774,109 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of June 30, 2021 and December 31, 2020, the outstanding balances of $83,581 and $83,581 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of June 30, 2021 and 2020.

Customers	June 30, 2021		June 30, 2020
	Amount $	%	Amount $	%
A	48,206	24.78	-	-
B	31,748	16.32	-	-
C	25,441	13.08	-	-
D	-	-	23,566	15.86
E	-	-	21,439	14.43
F	-	-	21,439	14.43
G	-	-	18,322	12.33

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of June 30, 2021 and December 31, 2020.

Suppliers	June 30, 2021		December 31, 2020
	Amount $	%	Amount $	%
A	28,797	17.25	-	-
B	26,333	15.77	-	-
C	22,560	13.51	-	-
D	20,947	12.55	-	-
E	-	-	18,260	29.52
F	-	-	12,963	20.95
G	-	-	8,624	13.94
H			8,194	13.25

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of June 30, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	June 31, 2021		December 31, 2020
United States	$4,821	78%	$4,863	80%
China	1,393	22%	1,178	20%
Total cash and cash equivalents	$6,214	100%	$6,041	100%

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Income (Loss) attributed to PRC operations	$(436,138)	$(259,879)
Income (Loss) attributed to State of Nevada	(42)	13,964)
Income (Loss) before tax	(436,180)	(245,915)

PRC Statutory Tax at 20% Rate	(43,618)	(24,592)
Effect of tax exemption granted	-	-
Valuation allowance	43,618	24,592
Income tax	$-	$-

The provision for income taxes consists of the following:

	June 30, 2021	June 30, 2020
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the six months ended June 30, 2021 and 2020.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to June 30, 2021 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

China is the principal market for our products, which are primarily sold to our customers through distributors in over twenty provinces in China, including Beijing, Henan, Hebei, Jiangxi, Hunan, Hubei, Fujian, Jiangsu, Shanghai, Zhejiang, Sichuan, Chongqing, Guangdong, Hainan, Xinjiang, Guizhou, Anhui, Shandong, Shanxi, Shaanxi, Liaoning, Jilin, Heilongjiang, Yunnan and Guangxi provinces.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $436,180 for the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $1,471,729, working capital deficit of $1,796,820; its net cash used in operating activities for the six months ended June 30, 2021 was $678,858.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended June 30, 2021 and 2020

	For the Three months ended June 30,		Variance
	2021	2020	Amount	%
	$	$	$
Revenues	208,628	148,392	60,236	40.6%
Cost of revenues	329,522	155,160	174,362	112.4%
Gross profit	(120,894)	(6,768)	(114,126)	1,686.3%
Operating expenses:
Selling expenses	59,800	56,164	3,636	6.5%
General and administrative expenses	51,567	88,134	(36,567)	(41.5)%
Total operating expenses	111,367	144,298	(32,931)	(22.8)%
Loss from operations	(232,261)	(151,066)	(81,195)	53.7%
Other income (expense):
Interest expense	(6,074)	-	(6,074)	N/A
Other income (expense), net	(2,345)	28,740	(31,085)	(108.2)%
Total other (expense) income	(8,419)	28,740	(37,159)	(129.3)%
Loss before income taxes	(240,680)	(122,326)	(118,354)	96.8%
Income taxes	-	-	-	N/A
Net loss	(240,680)	(122,326)	(118,354)	96.8%

Revenue

For the three months ended June 30, 2021, our total revenue was $208,628, representing a increase of 40.6% compared to $148,392 for the same period in 2020. This increase was mainly due to an increase in demand of our products.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended June 30,
	2021	2020
Revenues – Solid organic fertilizers	$174,164	$134,942
Revenues – Liquid organic fertilizers	34,464	13,450
Total revenues	$208,628	$148,392

Cost of revenues

Cost of revenues for the fertilizers was $329,522 and $155,160 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of 112.4%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended June 30,
	2020	2020
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$287,131	$147,642
Cost of revenues – Others	42,391	7,518
Total cost of revenues	$329,522	$155,160

Gross Profit

Our gross profit was negative $120,894 and negative $6,678 with gross margin of negative 57.9% and negative 4.6%, for the three months ended June 30, 2021 and 2020, respectively. The negative gross margin increased because the revenue increased only 40.6% while the cost of revenue increased 112.4% for the three months ended June 30, 2021 compared to the same period in 2020.

Selling Expenses

Our selling expenses were $59,800 for the three months ended June 30, 2021, representing an increase of $3,636 or 6.5% compared to $56,164 for the three months ended June 30, 2020. The increase in our selling expenses was mainly due to the fact that we incurred more costs in promotion, salary and transportation cost compared with 2020. The increase in our selling expenses is also in line with the increase in revenue.

General and Administrative Expenses

General and administrative expenses decreased by $36,567, or 41.5% from $88,134 for the three months ended June 30, 2020 to $51,567 for the same period in 2021 due to the fact that we incurred more professional fee in second quarter of 2020 compared with the second quarter of 2021.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $4,147 and $16,611 for the three months ended June 30, 2021 and 2020, respectively.

Net Loss

Our net loss was $240,680 and $122,326 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $118,354. The Company is at its developing stage and we incurred more promotion fee by introducing our products to more customers across China during the second quarter of 2021. The Company also incurred more material cost by developing more new product lines. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Comparison of the Six months ended June 30, 2021 and 2020

	For the Six months ended June 30,		Variance
	2021	2020	Amount	%
	$	$	$
Revenues	279,694	173,333	106,361	61.4%
Cost of revenues	463,804	190,011	273,793	144.1%
Gross profit	(184,110)	(16,678)	(167,432)	1,003.9%
Operating expenses:
Selling expenses	129,392	78,363	51,029	65.1%
General and administrative expenses	123,786	201,623	(77,837)	(38.6)%
Total operating expenses	253,178	279,986	(26,808)	(9.6)%
Loss from operations	(437,288)	(296,664)	(140,624)	47.4%
Other income (expense):
Interest expense	(13,114)	(1,564)	(11,550)	738.5%
Other income, net	14,222	52,313	(38,091)	(72.8)%
Total other income	1,108	50,749	(49,641)	(97.8)%
Loss before income taxes	(436,180)	(245,915)	(190,265)	77.4%
Income taxes	-	-	-	N/A
Net loss	(436,180)	(245,915)	(190,265)	77.4%

Revenue

For the six months ended June 30, 2021, our total revenue was $279,694, representing an increase of 61.4% compared to $173,333 for the same period in 2020. This increase was mainly due to an increase in demand of our products.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Six months ended June 30,
	2021	2020
Revenues – Solid organic fertilizers	$242,847	$154,698
Revenues – Liquid organic fertilizers	36,847	18,635
Total revenues	$279,694	$173,333

Cost of revenues

Cost of revenues for the fertilizers was $463,804 and $190,011 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of 144.1%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Six months ended June 30,
	2021	2020
Cost of revenues – Solid organic fertilizers	$389,931	$178,597
Cost of revenues – Liquid organic fertilizers	73,873	11,414
Total cost of revenues	$463,804	$190,011

Gross Profit

Our gross profit was negative $184,110 and negative $16,678 with gross margin of negative 65.8% and negative 9.6%, for the six months ended June 30, 2021 and 2020, respectively. The negative gross margin increased because the revenue increased only 61.4% while the cost of revenue increased 144.1% for the six months ended June 30, 2021 compared to the same period in 2020.

Selling Expenses

Our selling expenses were $129,392 for the six months ended June 30, 2021, representing an increase of $51,092 or 65.1% compared to $78,363 for the six months ended June 30, 2020. The increase in our selling expenses was mainly due to the fact that we incurred more costs in promotion, salary and transportation cost compared with 2020. The increase in our selling expenses is also in line with the increase in revenue.

General and Administrative Expenses

General and administrative expenses decreased by $77,837, or 38.6% from $201,623 for the six months ended June 30, 2020 to $123,786 for the same period in 2021 due to the fact that we incurred more professional fee in first and second quarter of 2020 compared with the first and second quarter of 2021.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $10,318 and $41,616 for the six months ended June 30, 2021 and 2020, respectively.

Net Loss

Our net loss was $436,180 and $245,915 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $190,265. The Company is at its developing stage and we incurred more promotion fee by introducing our products to more customers across China during the second quarter of 2021. The Company also incurred more material cost by developing more new product lines. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Liquidity and Capital Resources

Our working capital deficit was $1,796,820 and $1,485,784 for the six months ended June 30, 2021 and as of December 31, 2020, respectively.

We have respectively financed our operations over the six months ended June 30, 2021 and 2020 primarily through proceeds from advances from related parties.

The components of cash flows are discussed below:

	For the Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(678,858)	$(453,502)
Net cash used in investing activities	(299,972)	(193,264)
Net cash provided by financing activities	979,938	520,110
Exchange rate effect on cash	(935)	324
Net cash inflow (outflow)	$173	$(126,332)

Cash used in Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $678,858, which consisted primarily of net loss of $436,180, which was adjusted by depreciation and amortization of $7,501. The Company had an increase of $265,701 in account payables and accrued payables in which it was due to the Company purchased more raw materials and pay off the bills in longer terms, a decrease of $18,551 in accounts receivable which was due to the Company collected the accounts receivable faster, an increase of $290,598 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, which were offset by an increase of $155,540 in inventories and an increase in other receivable of $94,450 in which it was due to an increase in the borrowing from our employees.

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

Cash used in Investing Activities

Net cash used in investing activities was $299,972 for the six months ended June 30, 2021. The activities consisted of our investments of $298,906 in purchasing plant and equipment and an adjustment of $1,066 of intangible assets due to currency exchange effect.

Net cash used in investing activities was $193,264 for the six months ended June 30, 2020. The activities consisted of our investments of $193,867 in purchasing plant and equipment and construction in progress, and $603 in investments in equity.

Cash Provided by Financing Activities

Net cash provided by financing activities was $979,938 for the six months ended June 30, 2021. During this period, cash provided by financing activities mainly included proceeds from related parties of $547,158 and proceeds from long-term loan of $432,780 for operating expenses.

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

Not applicable.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2021 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

KENONGWO GROUP US, INC.

Date: August 12, 2021	By:	/s/ Jianjun Zhong
Name: Jianjun Zhong
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2021	By:	/s/ Jianjun Zhong
Name: Jianjun Zhong
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).