Form 10-Q
period 2021-09-30
Kenongwo Group US, Inc.
filed 2021-11-12
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

     +86-400 -915-2178

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

As of November 10, 2021, there were 1,882,482 shares of common stock, $0.0001 par value per share, issued and outstanding, after giving effect to the 1-for-10 reverse split, which was announced by FINRA on November 1, 2021, and took effect on November 2, 2021.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,888	$6,041
Accounts receivable, net	197,086	184,240
Other receivables, net	69,722	56,384
Related party receivables	155,600	-
Inventories	466,328	150,791
Advances and prepayments to suppliers	425,260	231,369
Total Current Assets	1,318,884	628,825

Plant and equipment, net	669,218	289,864
Construction in progress, net	672,814	614,170
Intangible assets, net	53,952	58,428

Total Assets	$2,714,868	$1,591,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued payables	$630,461	$256,842
Advances from customers	3,615	77
Due to related parties	2,834,499	1,857,690
Total Current Liabilities	3,468,575	2,114,609

Non-Current Liabilities
Long-term loans	464,634	30,639
Total Liabilities	3,933,209	2,145,248

Stockholders’ Deficit:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 1,882,482 shares issued and outstanding as of September 30, 2021 and December 31, 2020*	188	188
Paid in capital	494,058	494,058
Accumulated deficit	(1,693,412)	(1,035,549)
Accumulated other comprehensive loss	(19,175)	(12,658)
Total Stockholders’ Deficit	(1,218,341)	(553,961)
Total Liabilities and Stockholders’ Deficit	$2,714,868	$1,591,287

*:	Common stock retroactively adjusted for 1 for 10 reverse stock split, effective November 2, 2021

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Revenue	$69,565	$34,632	$349,259	$207,965
Cost of revenues	54,022	44,238	517,826	234,249
Gross profit	15,543	(9,606)	(168,567)	(26,284)
Operating expenses
Selling and marketing expenses	86,592	82,736	215,984	161,099
General and administrative expenses	139,884	313,779	263,670	515,402
Total operating expenses	226,476	396,515	479,654	676,501

Loss from operations	(210,933)	(406,121)	(648,221)	(702,785)

Other income (expenses):
Interest expenses	(8,292)	(1,104)	(21,406)	(2,668)
Other income	3,933	217	19,621	57,400
Other expenses	(6,391)	(27,570)	(7,857)	(32,440)
Total other (expenses) income	(10,750)	(28,457)	(9,642)	22,292

Loss before taxes	(221,683)	(434,578)	(657,863)	(680,493)
Provision for income taxes	-	2,299	-	2,299

Net loss	$(221,683)	$(432,279)	$(657,863)	$(678,194)

Other comprehensive income (loss):
Foreign currency translation adjustment	(891)	(5,559)	(6,517)	(982)
Comprehensive loss	$(222,574)	$(437,838)	$(664,380)	$(679,176)

Loss per share
- Basic and diluted	$(0.12)	$(0.23)	$(0.35)	$(0.45)
Basic and diluted weighted average shares outstanding*	1,882,482	1,882,482	1,882,482	1,523,856

*:	Common stock retroactively adjusted for 1 for 10 reverse stock split, effective November 2, 2021

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

	Number of	Common	Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Stock*	Capital	Deficit	Loss	Total
Balance, January 1, 2020	1,403,000	$140	$311,201	$(200,775)	$(15,514)	$95,052
Recognition of beneficial conversation feature	288,789	29	-	-	-	29
Shares issued for cash	190,693	19	182,597	-	-	182,616
Net loss		-	-	(678,194)	-	(678,194)
Foreign currency translation adjustment	-	-	-	-	14,532	14,532

Balance, September 30, 2020	1,882,482	$188	$493,798	$(878,969)	$(982)	$(385,965)

Balance, January 1, 2021	1,882,482	$188	$494,058	$(1,035,549)	$(12,658)	$(553,961)
Net loss		-	-	(657,863)	-	(657,863)
Foreign currency translation adjustment	-	-	-	-	(6,517)	(6,517)

Balance, September 30, 2021	1,882,482	$188	$494,058	$(1,693,412)	$(19,175)	$(1,218,341)

*:	Common stock retroactively adjusted for 1 for 10 reverse stock split, effective November 2, 2021

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the nine months ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(657,863)	$(678,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,899	29,435
Bad debt expenses		185,323
Conversion of convertible bond	-	(14,006)
Loss from disposal of investment		28,151
Changes in operating assets and liabilities:
Accounts receivable	(10,798)	(17,573)
Inventories	(306,913)	8,917
Prepayment and deposits	(190,971)	(308,804)
Other receivables	(12,693)	(62,582)
Accounts payable and accrued payables	370,068	(13,648)
Advances from customers	3,530	24,464
Net cash used in operating activities	(764,741)	(818,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment and construction in progress	(461,942)	(336,248)
Intangible assets	(1,066)	-

Net cash used in investing activities	(463,008)	(336,248)

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in related party balances, net	800,126	833,562
Proceeds from issuance of common stocks	-	186,048
Long-term loans	432,807	14,298
Net cash provided by financing activities	1,232,933	1,033,908

EFFECT OF EXCHANGE RATE ON CASH	(6,337)	2,185

NET INCREASE (DECREASE) IN CASH	(1,153)	(118,672)
CASH, BEGINNING OF PERIOD	6,041	133,250
CASH, END OF PERIOD	4,888	14,578

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$21,406	$2,668
Cash paid for income tax	-	-
Issuance of common stock upon conversion of convertible bond*	$-	$10,427

*:	Common stock retroactively adjusted for 1 for 10 reverse stock split, effective November 2, 2021

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

On January 1, 2019, the Company acquired all the issued and outstanding capital stock of Jiangxi Kenongwo pursuant to certain share transfer agreements entered into with Xiaoming Zhang and Yuhua Zhang, the two former shareholders of Jiangxi Kenongwo. The share transfer was completed on January 9, 2019 as evidenced by a business license issued by Administrative Bureau in Yichun City Jiangxi Province reflecting the sole foreign ownership. As a result, Jiangxi Kenongwo became the Company’s wholly owned subsidiary. In accordance with a stock entrustment agreement (the “Stock Entrustment Agreement”), Xiaoming Zhang and Yuhua Zhang held Jiangxi Kenongwo on behalf of Mr. Jianjun Zhong. Under the Stock Entrustment Agreement, Mr. Jianjun Zhong was the controlling beneficial owner of Jiangxi Kenongwo prior to the acquisition on January 1, 2019. Accordingly, the Company and Jiangxi Kenongwo were under common control prior to the acquisition; therefore, the transaction has been accounted for as business combination under common control in accordance to ASC-805-50-30-5, in which the assets and liabilities of Jiangxi Kenongwo have been presented at their carrying values at the date at which the transfer occurred, which was January 1, 2019. However, the carrying values did not differ from their historical basis. No goodwill was recognized in this transaction.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $657,863 for the nine months ended September 30, 2021. As of September30, 2021, the Company had an accumulated deficit of $1,693,412, working capital deficit of $2,149,691; its net cash used in operating activities for the nine months ended September 30, 2021 was $764,741.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September30, 2021 and 2020.

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

	9/30/2021	12/31/2020	9/30/2020
Period/year end RMB: US$ exchange rate	6.4567	6.5277	6.8013
Period/annual average RMB: US$ exchange rate	6.4694	6.9001	6.9941

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

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), except specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. Besides, the contractual term will be able to be used instead of an expected term in the option-pricing model for nonemployee awards. The new standard was effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company has no stock compensation as of September 30, 2021 and December 31, 2020. The Company’s adoption of this guidance does not have a material impact on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2021	December 31, 2020
Accounts receivable	$322,490	$308,281
Less: Allowance for doubtful accounts	(125,404)	(124,041)
Total accounts receivable, net	$197,086	$184,240

Movement of allowance for doubtful accounts is as follows:

	September 30, 2021	December 31, 2020
Beginning balance	$(124,041)	$-
Addition	(1,363)	(124,041)
Bad debt written-off	-	-
Ending balance	$(125,404)	$(124,041)

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30, 2021	December 31, 2020

Raw materials	$87,666	$80,986
Packing materials	41,234	8,041
Inventory of Supplies	98,366	-
Work in progress	6,361	-
Finished goods	232,701	61,764
Total, net	$466,328	$150,791

NOTE 5 – ADVANCES AND PREPAYMENTS

The prepayment balance of $425,260 and $231,369 as of September 30, 2021 and December 31, 2020 mainly represents the advanced payment to the suppliers for business purpose.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Plant and equipment at September 30, 2021 and December 31, 2020 consisted of:

	September 30, 2021	December 31, 2020
Building	$462,454	$213,297
Operating equipment	159,682	106,561
Vehicle	41,451	19,002
Office equipment	118,346	28,078
	781,933	366,938
Less: Accumulated depreciation	(112,715)	(77,074)
	669,218	289,864
Construction in progress	672,814	614,170
	$1,342,032	$904,034

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

As of September 30, 2021 and September 30, 2020, depreciation expense amounted to $34,725 and $23,885, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $672,814 and $614,170 as of September 30, 2021 and December 31, 2020 represents the investment in building a processing plant and warehouse.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2021	2020

Non-patented technology	$79,247	$77,329
Less: Accumulated amortization	(25,295)	(18,901)
	$53,952	$58,428

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $79,247 and $77,329 as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and September 30, 2020, amortization expenses of intangible assets were $6,174 and $6,384, respectively.

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

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of September 30, 2021, the outstanding amount of the loan payable was $464,634. As of September 30, 2021, the Company recognized interest expenses of $21,406.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2021 and December 31, 2020, the outstanding balance due to related parties was $2,834,499 and $1,857,690, respectively.

As of September 30, 2021 and December 31, 2020, the outstanding balances of $2,750,918 and $ 1,774,109 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of September 30, 2021 and December 31, 2020, the outstanding balances of $83,581 and $83,581 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of September 30, 2021 and December 31, 2020, the outstanding balance due from related parties was $155,600 and $Nil, respectively.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of September 30, 2021 and 2020.

Customers	September 30, 2021		September 30, 2020
	Amount $	%	Amount $	%
A	48,209	22.33	-	-
B	31,749	14.71	-	-
C	25,443	11.79	-	-
D	25,359	11.75
E	-	-	24,701	11.88
F	-	-	23,684	11.39
G	-	-	22,088	10.62
H	-	-	21,547	10.36
I	-	-	21,547	10.36

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of September 30, 2021 and December 31, 2020.

Suppliers	September 30, 2021		December 31, 2020
	Amount $	%	Amount $	%
A	46,148	22.26	-	-
B	34,044	16.42	-	-
C	26,387	12.73	-	-
D	22,606	10.90	-	-
E	21,295	10.27
F	-	-	18,260	29.52
G	-	-	12,963	20.95
H	-	-	8,624	13.94
I			8,194	13.25

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of September 30, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	September 30, 2021		December 31, 2020
United States	$4,821	98%	$4,863	80%
China	67	2%	1,178	20%
Total cash and cash equivalents	$4,888	100%	$6,041	100%

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Income (Loss) attributed to PRC operations	$(657,821)	$(664,230)
Income (Loss) attributed to State of Nevada	(42)	(13,964)
Income (Loss) before tax	(657,863)	(678,194)

PRC Statutory Tax at 20% Rate	(65,786)	(67,819)
Effect of tax exemption granted	-	-
Valuation allowance	65,786	67,819
Income tax	$-	$-

The provision for income taxes consists of the following:

	September 30, 2021	September 30, 2020
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the nine months ended September 30, 2021 and 2020.

NOTE 12 – SUBSEQUENT EVENTS

On October 5, 2021, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 10 (the “Reverse Split”). On November 1, 2021, FINRA announced the Reverse Split, which took effect at the opening of business on November 2, 2021.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $657,863 for the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $1,693,412, working capital deficit of $2,149,691; its net cash used in operating activities for the nine months ended September 30, 2021 was $764,741.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended September 30, 2021 and 2020

	For the Three months ended September 30,		Variance
	2021	2020	Amount	%
	$	$	$
Revenues	69,565	34,632	34,933	100.9%
Cost of revenues	54,022	44,238	9,784	22.1%
Gross profit	15,543	(9,606)	25,149	261.8%
Operating expenses:
Selling expenses	86,592	82,736	3,856	4.7%
General and administrative expenses	139,884	313,779	(173,895)	(55.4)%
Total operating expenses	226,476	396,515	(170,039)	(42.9)%
Loss from operations	(210,933)	(406,121)	195,188	(48.1)%
Other income (expense):
Interest expense	(8,292)	(1,104)	(7,188)	651.1%
Other income (expense), net	(2,458)	(27,353)	24,895	(91.0)%
Total other (expense) income	(10,750)	(28,457)	17,707	(62.2)%
Loss before income taxes	(221,683)	(434,578)	212,895	(49.0)%
Income taxes	-	2,299	(2,299)	(100.0)%
Net loss	(221,683)	(432,279)	210,596	(48.7)%

Revenue

For the three months ended September 30, 2021, our total revenue was $69,565, representing an increase of 100.9% compared to $34,632 for the same period in 2020. This increase was mainly due to an increase in demand of our products.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended September 30,
	2021	2020
Revenues – Solid organic fertilizers	$35,404	$22,329
Revenues – Liquid organic fertilizers	34,161	12,303
Total revenues	$69,565	$34,632

Cost of revenues

Cost of revenues for the fertilizers was $54,022 and $44,238 for the three months ended September 30, 2021 and 2020, respectively, representing an increase of 22.1%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended September 30,
	2020	2020
Cost of revenues – Solid organic fertilizers	$25,818	$42,320
Cost of revenues – Liquid organic fertilizers	28,204	1,918
Total cost of revenues	$54,022	$44,238

Gross Profit

Our gross profit was $15,543 and negative $9,606 with gross margin of 22.3% and negative 27.7%, for the three months ended September 30, 2021 and 2020, respectively. The increase in gross margin because the revenue increased 100.9% while the cost of revenue increased 22.1% for the three months ended September 30, 2021 compared to the same period in 2020.

Selling Expenses

Our selling expenses were $86,592 for the three months ended September 30, 2021, representing an increase of $3,856 or 4.7% compared to $82,736 for the three months ended September 30, 2020. The increase in our selling expenses was mainly due to the fact that we incurred more costs in promotion and transportation cost compared with 2020. The increase in our selling expenses is also in line with the increase in revenue.

General and Administrative Expenses

General and administrative expenses decreased by $173,895, or 55.4% from $313,779 for the three months ended September 30, 2020 to $139,884 for the same period in 2021 due to the fact that we incurred more professional fee in third quarter of 2020 compared with the third quarter of 2021.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $42,538 and $11,728 for the three months ended September30, 2021 and 2020, respectively.

Net Loss

Our net loss was $221,683 and $432,279 for the three months ended September 30, 2021 and 2020, respectively, representing a decrease of $210,596. The Company is at its developing stage and we incurred more promotion fee by introducing our products to more customers across China during the third quarter of 2020. The Company also incurred more material cost by developing more new product lines during the third quarter of 2020. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Comparison of the Nine months ended September 30, 2021 and 2020

	For the Nine months ended September 30,		Variance
	2021	2020	Amount	%
	$	$	$
Revenues	349,259	207,965	141,294	67.9%
Cost of revenues	517,826	234,249	283,577	121.1%
Gross profit	(168,567)	(26,284)	(142,283)	541.3%
Operating expenses:
Selling expenses	215,984	161,099	54,885	34.1%
General and administrative expenses	263,670	515,402	(251,732)	(48.8)%
Total operating expenses	479,654	676,501	(196,847)	(29.1)%
Loss from operations	(648,221)	(702,785)	54,564	(7.8)%
Other income (expense):
Interest expense	(21,406)	(2,668)	(18,738)	702.3%
Other income, net	11,764	24,960	(13,196)	(52.9)%
Total other (expense) income	(9,642)	22,292	(31,934)	(143.3)%
Loss before income taxes	(657,863)	(680,493)	22,630	(3.3)%
Income taxes	-	2,299	(2,299)	(100.0)%
Net loss	(657,863)	(678,194)	20,331	(3.0)%

Revenue

For the nine months ended September 30, 2021, our total revenue was $349,259, representing an increase of 67.9% compared to $207,965 for the same period in 2020. This increase was mainly due to an increase in demand of our products.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Nine months ended September 30,
	2021	2020
Revenues – Solid organic fertilizers	$278,250	$179,563
Revenues – Liquid organic fertilizers	71,008	28,402
Total revenues	$349,259	$207,965

Cost of revenues

Cost of revenues for the fertilizers was $517,826 and $234,2491 for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of 121.1%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Nine months ended September 30,
	2021	2020
Cost of revenues – Solid organic fertilizers	$415,749	$212,125
Cost of revenues – Liquid organic fertilizers	102,077	22,124
Total cost of revenues	$517,826	$234,249

Gross Profit

Our gross profit was negative $168,567 and negative $26,284 with gross margin of negative 48.3% and negative 12.6%, for the nine months ended September 30, 2021 and 2020, respectively. The negative gross margin increased because the revenue increased only 67.9% while the cost of revenue increased 121.1% for the nine months ended September 30, 2021 compared to the same period in 2020.

Selling Expenses

Our selling expenses were $215,984 for the nine months ended September 30, 2021, representing an increase of $54,885 or 34.1% compared to $161,099 for the nine months ended September 30, 2020. The increase in our selling expenses was mainly due to the fact that we incurred more costs in promotion and transportation cost compared with 2020. The increase in our selling expenses is also in line with the increase in revenue.

General and Administrative Expenses

General and administrative expenses decreased by $251,732, or 48.8% from $515,402 for the nine months ended September 30, 2020 to $263,670 for the same period in 2021 due to the fact that we incurred more professional fee in first three quarters of 2020 compared with the first three quarters of 2021.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $52,856 and $52,838 for the nine months ended September 30, 2021 and 2020, respectively.

Net Loss

Our net loss was $657,863 and $678,194 for the nine months ended September 30, 2021 and 2020, respectively, representing a decrease of $20,331. The Company is at its developing stage and we incurred more promotion fee and hired more employees by introducing our products to more customers across China during the first third quarter of 2020. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Liquidity and Capital Resources

Our working capital deficit was $2,149,691 and $1,485,784 for the nine months ended September 30, 2021 and as of December 31, 2020, respectively.

We have respectively financed our operations over the nine months ended September 30, 2021 and 2020 primarily through proceeds from advances from related parties.

The components of cash flows are discussed below:

	For the Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(764,741)	$(818,517)
Net cash used in investing activities	(463,008)	(336,248)
Net cash provided by financing activities	1,232,933	1,033,908
Exchange rate effect on cash	(6,337)	2,185
Net cash outflow	$(1,153)	$(118,672)

Cash used in Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $764,741, which consisted primarily of net loss of $657,863, which was adjusted by depreciation and amortization of $40,899. The Company had an increase of $370,068 in account payables and accrued payables in which it was due to the Company purchased more raw materials and pay off the bills in longer terms, an increase of $10,798 in accounts receivable which was due to longer payment terms were offered to loyal customers , an increase of $190,971 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, and an increase of $306,913 in inventories and an increase in other receivable of $12,693 in which it was due to an increase in the borrowing from our employees.

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

Cash used in Investing Activities

Net cash used in investing activities was $463,008 for the nine months ended September 30, 2021. The activities consisted of our investments of $461,942 in purchasing plant and equipment and an adjustment of $1,066 of intangible assets due to currency exchange effect.

Net cash used in investing activities was $336,248 for the nine months ended September 30, 2020. The activities consisted of our investments of $336,248 in purchasing plant and equipment and construction in progress.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,232,933 for the nine months ended September 30, 2021. During this period, cash provided by financing activities mainly included proceeds from related parties of $800,126 and proceeds from long-term loan of $432,807 for operating expenses.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2021 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

KENONGWO GROUP US, INC.

Date: November 12, 2021	By:	/s/ Jianjun Zhong
Name: Jianjun Zhong
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2021	By:	/s/ Jianjun Zhong
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