Form 10-K
period 2021-12-31
Kenongwo Group US, Inc.
filed 2022-04-15
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of outstanding shares of the registrant’s common stock on April 9, 2022, was 101,882,482.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2021

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

China is the principal market for our products, which are primarily sold to our customers through distributors in over twenty provinces in China, including Jiangxi, Hunan, Hubei, Fujian, Jiangsu, Shanghai, Zhejiang, Sichuan, Chongqing, Guangdong, Hainan, Xinjiang, Guizhou, Anhui, Shandong, Shanxi, Shaanxi, Liaoning, Jilin, Heilongjiang, Yunnan and Guangxi provinces

Corporate History and Structure

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

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2021 and December 31, 2020.

Our Customers

Our customers are mainly located in provinces of Xinjiang, Guizhou, Jiangxi, Hainan, Fujian, Chongqing and Jiangsu.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2021 and December 31, 2020.

	December 31,		December 31,
	2021		2020
Customers	Amount $	%	Amount $	%
Yijing (Hainan) Agricultural Development Co., Ltd.	82,413	15.18	123,641	29.74
Qing Wu	31,838	5.86	119,843	28.82

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

Reverse Split

On November 1, 2021, FINRA announced a 1-for-10 reverse split of our then issued and outstanding common shares.

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

We consider our major suppliers in each period to be those suppliers that accounted for more than 10% of overall purchases in such period. For the year ended December 31, 2021, we have no suppliers that accounted for an aggregate of more than 10% of our overall purchases.

In addition, for the year ended December 31, 2021, one key customers accounted for a total of over 15% of our revenues. As the majority of our revenues are driven by individual orders for fertilizer products, there can be no assurance that we will maintain or improve the relationships with customers. There can be no assurance that we will maintain or improve the relationships with customers. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. If we are unable to develop sufficient revenues and additional customers for our products, we may not generate enough revenue to sustain our business, and we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. There can be no assurance that we will be able to continue as a going concern.

Any failure of any of our key suppliers to deliver necessary materials could result in delays in our products development or marketing schedules.

For the year ended December 31, 2021, no supplier accounted more than 10% of our purchases.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2021 and 2020.

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

Our business could also be adversely affected by the effects of virus, such as the novel (new) coronavirus that caused outbreak of respiratory illness in China (“Covid-19”), flu and other diseases. Our business operations could be disrupted if any of our employees is suspected of having virus, flu and other diseases, since it could require our employees to be quarantined and/or our offices to be disinfected. Our results of operations could be adversely affected to the extent that the any virus, flu or disease harms our suppliers and customers and harms the Chinese economy in general. For example, at the beginning of 2020, Covid-19 broke out in China, and has greatly affected the social life and work across the country. Our business was suspended, and all employees had been working from home as required by the national policies before the Chinese government successfully controlled and curbed the spread of the pandemic.

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

Our Chief Executive Officer, Mr. Jianjun Zhong, beneficially owns approximately _____99.5% of our issued and outstanding shares of common stock (based on the number of shares of common stock outstanding as of the date of this report). Mr. Zhong alone will be able to impact matters requiring stockholder approval. For example, he may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of Mr. Zhong and our management may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

ITEM 2. PROPERTIES.

Our Property, Plant and Equipment

We currently have one integrated factory with covering a land area of 143,590 square feet in Yichun City, Jiangxi Province, PRC to produce our organic fertilizers, which has been in operations since 2017. This factory is composed of our fertilizers production lines, bamboo charcoal kiln, fermentation tank, office area, warehouse and laboratory. Both the land and the factory over the land are leased by us from Yichun City Sunshine Manor Disabled Planting, Breeding and Development Co., Ltd., a non-affiliate entity on an annual basis. The current annual rent is RMB24,000 (approximately $3,720). However, we own the fertilizers production lines, bamboo charcoal kiln, fermentation tank, warehouse and laboratory on the land.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol KNGW. Trading is very sporadic; the most recent trade was for 100 shares at $2.00 per share, on April 14, 2022.

Holders

As of March 31, 2022, we have record 105 record holders of our common stock.

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

ITEM 6. [RESERVED]

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

Going Concern

As reflected in the accompanying financial statements, we had accumulated deficit of $2,436,957 and $1,035,549 as of December 31, 2021 and December 31, 2020, respectively. We had incurred a net loss of $1,401,408 and $834,774 for the years ended December 31, 2021 and 2020, respectively. Our cash balances as of December 31, 2021 and 2020 were $9,533 and $6,041, respectively. We had current liability of $4,524,974 and $2,114,609 at December 31, 2021 and 2020, respectively, which would be due within the next 12 months. In addition, we had a working capital deficit of $3,760,370 and $1,485,784 on December 31, 2021 and 2020, respectively.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the year ended December 31, 2021 and December 31, 2020..

	For the Year Ended
	December 31,		Variance
	2021	2020	Amount	%
	$	$	$
Revenues	542,845	507,529	35,316	7.0%
Cost of revenues	954,310	528,244	426,066	80.7%
Gross profit	(411,465)	(20,715)	(390,750)	1886.3%
Operating expenses:			-	-
Selling expenses	302,156	247,230	54,926	22.2%
General and administrative expenses	672,340	587,913	84,427	14.4%
Total operating expenses	974,496	835,143	139,353	16.7%
Loss from operations	(1,385,961)	(855,858)	(530,103)	61.9%
Other income (expense):	21,853	57,299	(35,446)	(61.90)%
Interest expense	(29,719)	(3,333)	(26,386)	791.7%
Other expense:	(7,563)	(32,882)	25,319	(77.0)%
Other income (expense), net	(15,447)	21,804	(37,251)	(170.8)%
Total other income (expense)	(15,447)	21,084	(36,531)	(173.3)%
Loss before income taxes	(1,401,408)	(834,774)	(566,634)	67.9%
Income taxes	-	-	-
Net loss	(1,401,408)	(834,774)	(566,634)	67.9%

Revenue

For the year ended December 31, 2021, our total revenue was $542,845, representing a increase of 6.96% compared to $507,529 for the same period in 2020. This increase was mainly due to an increase in demand of our products. The Company’s disaggregate revenue streams are summarized as follows:

	For the Years Ended
	December 31,
	2021	2020
Revenues – Bamboo charcoal biomass organic fertilizers	$207,855	$337,880
Revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	78,712	62,689
Revenues – High concentration of foliar fertilizer 100ML	73,568	33,223
Revenues – Water-soluble fertilizers 2.5L	60,536	18,477
Revenues – Winter fertilizers 25KG	42,584	11,556
Revenues – Winter fertilizers 40KG	41,593	16,000
Revenues – Others	37,997	27,704
Total revenues	$542,845	$507,529

Cost of revenues

Cost of revenues for the fertilizers was $954,310 and $528,244 for the years ended December 31, 2021 and 2020, respectively, representing an increase of 80.7%. The increase in cost of sales due to an increase in the cost of raw materials in 2021.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Years Ended
	December 31,
	2021	2020
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$376,475	$370,797
Cost of revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	140,328	90,536
Cost of revenues – High concentration of foliar fertilizer 100ML	23,960	5,456
Cost of revenues – Water-soluble fertilizers 2.5L	27,679	6,933
Cost of revenues – Winter fertilizers	348,236	32,647
Cost of revenues – Others	37,631	21,875
Total cost of revenues	$954,310	$528,244

Gross Profit

Our gross profit was negative $411,465 and $20,715 with gross margin of negative 75.8% and 4.1% for the years ended December 31, 2021 and 2020, respectively. The decrease in gross profit was due to the Company lowering the retail price of its products in order to capture more market shares and an increase in the cost of raw materials in 2021 as stated above.

Selling Expenses

Our selling expenses were $302,156 for the year ended December 31, 2021, representing an increase of $54,926 or 22.2% compared to $247,230 for the year ended December 31, 2020. The increase in our selling expenses was mainly due to the fact that we incurred more costs in promotion, salary and transportation cost when compared with 2020.

General and Administrative Expenses

The general and administrative expenses increased by $84,427, or 14.4% from $587,913 for the year ended December 31, 2020 to $672,340 for the year of 2021 due to incurred more professional fee in 2021.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $ 158,308 and $70,655 for the years ended December 31, 2021 and 2020 respectively.

Net Income

Our net loss was $1,401,408 and $834,774 for the years ended December 31, 2021 and 2020, respectively, representing an increase of $566,634. The Company is at its developing stage and we incurred certain expenses in hiring qualified employees to support our production and research and development. We also incurred more promotion fee by introducing our products to more customers across China during the fiscal year of 2021. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Liquidity and Capital Resources

Our working capital deficit was $3,760,370 and $1,485,785 for the years ended December 31, 2021 and 2020, respectively.

We have respectively financed our operations over the years ended December 31, 2021and 2020 primarily through proceeds from advances from related parties, and net cash inflow from operation.

The components of cash flows are discussed below:

	For the Year Ended
	December 31,
	2020	2019
Net cash used in operating activities	$(260,828)	$(803,552)
Net cash used in investing activities	(1,318,700)	(592,877)
Net cash provided by financing activities	1,590,481	1,263,692
Exchange rate effect on cash	(7,461)	5,528
Net cash (outflow) inflow	$3,492	$(127,209)

Cash used in Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $260,828, which consisted primarily of net loss of $1,401,408, and was adjusted by depreciation and amortization of $75,023. The Company had an increase of $1,197,844 in account payables and accrued payables, and that was due to it took the Company longer to pay off some major vendors, an decrease of $17,947 in accounts receivable because more customers are developed and longer payment terms were offered to loyal customers, an increase of $78,619 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, and an increase of $120,883 in inventories.

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

Cash used in Investing Activities

Net cash used in investing activities was $1,318,700 for the year ended December 31, 2021. The activities consisted of our investments of $1,319,101 in purchasing plant and equipment.

Net cash used in investing activities was $592,877 for the year ended December 31, 2020. The activities consisted of our investments of $592,877 in purchasing plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,590,481 for the year ended December 31, 2021. During this year, cash provided by financing activities mainly includes proceeds from related parties of $1,210,725, proceeds from long-term loans of $465,008.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and 2020, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

The material weakness identified by our management as of December 31, 2021 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

The following table sets forth certain information with respect to our directors and executive officer:

Name	Age	Position
Jianjun Zhong	52	Chairman, President, Treasurer and Secretary
Zhenggen Zhang	55	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the compensation earned by our named executive officer for the years ended December 31, 2021 and 2020.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Jianjun Zhong	2021	0	0	0	0	0
President & Treasurer	2020	0	0	0	0	0

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

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2021 and 2020.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2021 and 2020 by the executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2021 and 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2021 and 2020 under any long-term incentive plan.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Our directors have agreed not to and did not receive any compensation for their services as directors for the years ended December 31, 2021 and 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As noted in Item 1, on November 1, 2021, FINRA announced a 1-for-10 reverse split of our then-outstanding common shares, which took effect of November 2, 2021. The following table provides information as to shares of common stock beneficially owned as of April 14, 2022, by:

●	each director;

●	each named executive officer; and

●	each person known by us to beneficially own at least 5% of our common stock.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jianjun Zhong	56,890,675	55.8%

Zhenggen Zhang	200,000	Less than 1%

(1)

Applicable percentages are based on 101,882,485 shares outstanding as of April 14, 2022 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 3, 2021, we issued 100,000,000 post-reverse split restricted shares to our CEO, Jianjun Zhang, in exchange for his previous services to our Company. Shortly thereafter, Mr. Zhang transferred 44,509,325 of those shares to 82 non-Us persons.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by WWC, PC and Assent Sure, our independent public accountants for the following professional services it performed for us during the fiscal year ended December 31, 2021 and 2020, as set forth in the table below:

	2021	2020
Audit Fees	$85,000	$54,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All other fees	$0	$0
TOTAL FEES	$85,000	$54,000

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

KENONGWO GROUP US, INC.

Date: April 15, 2022	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: April 15, 2022	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KENONGWO GROUP US, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

Exhibit No.	Description
3.1	Certificate of Incorporation of Kenongwo Group US, Inc. (incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

3.2	By-Laws of Kenongwo Group US, Inc. (incorporated by reference to Exhibit 3.2 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration statement on Form S-1 filed on August 6, 2020).

4.6	Description of Capital Stock.

10.1	English translation of the Equity Transfer Agreement dated January 1, 2019 by and between Mr. Xiaoming Zhang, as the transferor and Kenongwo Group US, Inc., as the transferee (incorporated by reference to Exhibit 10.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.2	English translation of the Equity Transfer Agreement dated January 1, 2019 by and between Ms. Yuhua Zhang, as the transferor and Kenongwo Group US, Inc., as the transferee (incorporated by reference to Exhibit 10.2 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.3	Form of the English translation of Debt-to-Equity Conversion Agreement by and among the Company, Jiangxi Kenongwo Technology Co., Ltd. and the creditors (incorporated by reference to Exhibit 10.3 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.4	Form of the Private Placement Subscription Agreement by and between the Company and the investors (incorporated by reference to Exhibit 10.4 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.5	English Translation of the Form of Mountain Forest Farm Lease Agreement (incorporated by reference to Exhibit 10.5 to the Draft Registration Statement on Form S-1 filed on June 5, 2020).

10.6	English Translation of the Stock Entrustment Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on June 5, 2020).

10.7	English Translation of the Cooperation Agreement, dated April 27, 2019, by and among Jiangxi Kenongwo Technology Co., Ltd., Haijin Li and Weizhong Zhang (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on July 17, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
Kenongwo Group US, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kenongwo Group US, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Assentsure PAC

Assentsure PAC (6783)

Singapore

April 15, 2022

We have served as the Company’s auditor since 2022.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020
 (Stated in US Dollars)

	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$9,533	$6,041
Accounts receivable, net	166,293	184,240
Other receivables, net	164,354	56,384
Inventories	271,674	150,791
Advances and prepayments to suppliers	152,750	231,369
Total Current Assets	764,604	628,825

Investment	-	-
Plant and equipment, net	2,099,684	289,864
Construction in progress, net	94,892	614,170
Intangible assets, net	52,505	58,428

Total Assets	$3,011,685	$1,591,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued payables	$1,453,700	$256,842
Taxes payable	986	-
Advances from customers	78	77
Due to related parties	3,070,210	1,857,690
Total Current Liabilities	4,524,974	2,114,609

Non-Current Liabilities
Convertible notes, net	-	-
Long-term loans	470,537	30,639
Total Liabilities	4,995,511	2,145,248

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 1,882,482shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	188	188
Paid in capital	494,058	494,058
Accumulated deficit	(2,436,957)	(1,035,549)
Accumulated other comprehensive income (loss)	(41,115)	(12,658)
Total Stockholders’ Equity	(1,983,826)	(553,961)
Total Liabilities and Stockholders’ Equity	$3,011,685	$1,591,287

The accompanying notes are an integral part of these consolidated financial statements.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	2021	2020
Revenue	$542,845	$507,529
Cost of revenues	954,310	528,244
Gross profit	(411,465)	(20,715)

Operating expenses
Selling and marketing expenses	302,156	247,230
General and administrative expenses	672,340	587,913
Total operating expenses	974,496	835,143

Loss from operations	(1,385,961)	(855,858)

Other income (expenses):
Interest income	-	-
Interest expenses	(29,719)	(3,333)
Other income	21,835	57,299
Other expenses	(7,563)	(32,882)
Total other (expenses) income	(15,447)	21,084

Loss before income taxes	(1,401,408)	(834,774)

Provision for income taxes	-	-

Net loss	$(1,401,408)	$(834,774)

Other comprehensive income (loss):
Foreign currency translation adjustment	(28,457)	2,856
Comprehensive (loss)	$(1,429,865)	$(831,918)

Loss per share – Basic and diluted	(0.85)	(0.51)

Basic and diluted weighted average shares outstanding	1,644,711	1,644,711

The accompanying notes are an integral part of these consolidated financial statements.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	Number	Common	Paid-in	Subscription	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Receivable	Deficit	Loss	Total
Balance, January 1, 2020	1,403,000	$140	$311,201	-	$(200,775)	$(15,514)	$95,052
Recognition of beneficial conversation feature	288,789	29	-	-	-	-	29
Shares issued for cash	190,693	19	182,857				182,876
Net loss		-	-	-	(834,774)	-	(834,774)
Foreign currency translation adjustment	-	-	-	-	-	2,856	2,856

Balance, December 31, 2020	1,882,482	$188	$494,058	$-	$(1,035,549)	$(12,658)	$(553,961)

Balance, January 1, 2021	1,882,482	$188	$494,058	$-	$(1,035,549)	$(12,658)	$(553,961)
Net loss		-	-	-	(1,401,408)	-	(1,401,408)
Foreign currency translation adjustment	-	-	-	-	-	(28,457)	(28,457)

Balance, December 31, 2021	1,882,482	$188	$494,058	$-	$(2,436,957)	$(41,115)	$(1,983,826)

The accompanying notes are an integral part of these consolidated financial statements

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,401,408)	$(834,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75,023	36,592
Bad debt expenses	-	157,495
Conversion of convertible bond	-	(14,006)
Loss from disposal of investment	-	28,534
Changes in operating assets and liabilities:
Accounts receivable	17,947	(99,084)
Other receivables	(107,970)	(28,314)
Inventories	(120,883)	121,744
Advances and prepayments	78,619	(200,950)
Accounts and other payables and accruals	1,197,844	29,834
Advances from customers	-	(623)
Net cash (used in) provided by operating activities	(260,828)	(803,552)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in plant and equipment	(1,319,101)	(592,877)
Intangible assets	(1,069)	-
Proceeds from disposal of equipment	1,470	-
Net cash used in investing activities	(1,318,700)	(592,877)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	1,210,725	1,063,151
Repayments of related party loan	(54,251)	-
Long-term loans	465,008	14,493
Repayment of loans	(31,001)	-
Proceeds from issuance of common stocks	-	186,048
Net cash provided by financing activities	1,590,481	1,263,692

EFFECT OF EXCHANGE RATE ON CASH	(7,461)	5,528

NET INCREASE IN CASH	3,492	(127,209)
CASH, BEGINNING OF PERIOD	6,041	133,250
CASH, END OF PERIOD	9,533	6,041

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$29,719	$3,333
Cash paid for income tax	-	-
Issuance of common stock upon conversion of convertible bond	$-	$104,273

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company had accumulated deficit of $2,436,957 and $1,035,549 as of December 31, 2021 and 2020, respectively. The Company has incurred a net loss of $1,401,408 and $834,774 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had a working capital deficit of $3,760,370 and $1,485,784, respectively; its net cash used in operating activities for years ended December 31, 2021 and 2020 was $260,828 and $803,552, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the year ended December 31, 2021 and 2020.

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

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	12/31/2021	12/31/2020
Period/year end RMB: US$ exchange rate	6.3757	6.5277
Period/annual average RMB: US$ exchange rate	6.4515	6.9001

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

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), except specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. Besides, the contractual term will be able to be used instead of an expected term in the option-pricing model for nonemployee awards. The new standard was effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company has no stock compensation as of December 31, 2021 and 2020. The Company’s adoption of this guidance does not have a material impact on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2021	December 31, 2020
Accounts receivable	$293,291	$308,281
Less: Allowance for doubtful accounts	(126,998)	(124,041)
Total accounts receivable, net	$166,293	$184,240

Movement of allowance for doubtful accounts is as follows:

	December 31, 2021	December 31, 2020
Beginning balance	$(124,041)	$-
Addition		(124,041)
Exchange differences	(2,957)	-
Ending balance	$(126,998)	$(124,041)

NOTE 4 – INVENTORIES

Inventories consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Raw materials	$119,196	$80,986
Packing materials	14,303	8,041
Finished goods	138,175	61,764
Total, net	$271,674	$150,791

NOTE 5 – ADVANCES AND PREPAYMENTS

The advances and prepayment balance of $152,750 and $231,369 as of December 31, 2021 and 2020 mainly represents the advanced payment to the suppliers for business purpose, respectively.

NOTE 6 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Building	$1,431,968	$213,297
Operating equipment	677,518	106,561
Vehicle	20,590	19,002
Office equipment	105,847	28,078
	2,235,923	366,938
Less: Accumulated depreciation	(136,239)	(77,074)
	2,099,684	289,864
Construction in progress	94,892	614,170
	$2,194,576	$904,034

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

As of December 31, 2021 and 2020, depreciation expense amounted to $66,724 and 28,510, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $94,892 and $614,170 as of December 31, 2021 and 2020 represents the investment in building a processing plant and warehouse.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2021	2020

Non-patented technology	$80,255	$77,329

Less: Accumulated amortization	(27,750)	(18,901)
	$52,505	$58,428

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $80,255 and $77,329 as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, amortization expenses of intangible assets were $8,299 and $8,081, respectively.

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

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of December 31, 2021, the outstanding amount of the loan payable was $470,537. As of December 31, 2021, the Company recognized interest expenses of $29,719.

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2021 and 2020, the outstanding balance due to related parties was $3,070,210 and $1,857,690, respectively.

As of December 31, 2021 and 2020, the outstanding balances of $2,738,029 and $1,774,109 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of December 31, 2021 and 2020, the outstanding balances of $85,574 and $83,581 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of December 31, 2021 and 2020, the outstanding balance due from related parties was $246,607 and $Nil, respectively.

NOTE 10 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
Customers	Amount $	%	Amount $	%
A	82,413	15.18	-	-
B	-	-	123,641	29.74
C	-	-	119,843	28.82

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
Suppliers	Amount $	%	Amount $	%
A	-	-	54,869	25.49
B	-	-	22,398	10.41

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of December 31, 2021 and 2020, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2021		2020
United States	$4,821	51%	$4,863	80%
China	4,712	49%	1,178	20%
Total cash and cash equivalents	$9,533	100%	$6,041	100%

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Income (Loss) attributed to PRC operations	$(1,401,366)	$(848,710)
Income (Loss) attributed to State of Nevada	(42)	13,936)
Income (Loss) before tax	(1,401,408)	(834,774)

PRC Statutory Tax at 20% Rate	-	-
Effect of tax exemption granted	-	-
Income tax	$-	$-

The provision for income taxes consists of the following:

	December 31, 2021	December 31, 2020
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the years ended December 31, 2021 and 2020.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and no subsequent event is identified.