Form 10-Q
period 2022-03-31
Kenongwo Group US, Inc.
filed 2022-05-23
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 333-239929

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of May 23, 2022, there were 1,882,482 shares of common stock, $0.0001 par value per share, issued and outstanding.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$8,504	$9,533
Accounts receivable, net	801,489	166,293
Other receivables, net	206,008	164,354
Inventories	352,868	271,674
Advances and prepayments to suppliers	179,349	152,750
Total Current Assets	1,548,218	764,604

Plant and equipment, net	2,060,915	2,099,684
Construction in progress, net	95,303	94,892
Intangible assets, net	52,373	52,505

Total Assets	$3,756,809	$3,011,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued payables	$1,757,694	$1,453,700
Taxes payable	990	986
Advances from customers	79	78
Due to related parties	3,440,125	3,070,210
Total Current Liabilities	5,198,888	4,524,974

Non-Current Liabilities
Long-term loans	472,575	470,537
Total Liabilities	5,671,463	4,995,511

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 1,882,482shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	188	188
Paid in capital	494,058	494,058
Accumulated deficit	(2,329,337)	(2,436,957)
Accumulated other comprehensive loss	(79,563)	(41,115)
Total Stockholders’ Equity	(1,914,654)	(1,983,826)
Total Liabilities and Stockholders’ Equity	$3,756,809	$3,011,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Three months ended March 31,
	2022	2021
Revenue	$1,894,177	$71,066
Cost of revenues	1,428,427	134,282
Gross profit	465,750	(63,216)

Operating expenses
Selling and marketing expenses	63,947	69,592
General and administrative expenses	191,140	72,219
Total operating expenses	255,087	141,811

Loss from operations	210,663	(205,027)

Other income (expenses):
Interest expenses	(8,355)	(7,040)
Other income	159	16,567
Other expenses	(94,847)	-
Total other (expenses) income	(103,043)	9,527

Income (Loss) before income taxes	107,620	(195,500)

Provision for income taxes	-	-

Net income (loss)	$107,620	$(195,500)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(38,448)	4,016
Comprehensive income (loss)	$69,172	$(191,484)

Income (Loss) per share – Basic and diluted	0.07	(0.12)

Basic and diluted weighted average shares outstanding	1,644,711	1,644,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Number	Common	Paid-in	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total
Balance, January 1, 2021	1,882,482	$188	$494,058	$(1,035,549)	$(12,658)	$(553,961)
Net loss	-	-	-	(195,500)	-	(195,500)
Foreign currency translation adjustment	-	-	-	-	4,016	4,016

Balance, March 31, 2022	1,882,482	$188	$494,058	$(1,231,049)	$(8,642)	$(745,445)

Balance, January 1, 2022	1,882,482	188	494,058	(2,436,957)	(41,115)	(1,983,826)
Net income	-	-	-	107,620	-	107,620
Foreign currency translation adjustment	-	-	-	-	(38,448)	(38,448)

Balance, March 31, 2022	1,882,482	188	494,058	(2,329,337)	(79,563)	(1,914,654)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Three months ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$107,620	$(195,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,167	9,517
Changes in operating assets and liabilities:
Accounts receivable	(635,196)	(24,254)
Other receivables	(41,654)	(71,877)
Inventories	(81,194)	(37,418)
Prepayment and deposits	(26,599)	(253,980)
Accounts payable and accrued payables	303,998	97,611
Advances from customers	-	66,106
Net cash used in operating activities	(335,858)	(409,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment and construction in progress	(8,423)	(211,743)
Purchase of intangible assets	(1,783)	-
Net cash used in investing activities	(10,206)	(211,743)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	356,854	284,634
Long-term loans	-	431,965
Net cash provided by financing activities	356,854	716,599

EFFECT OF EXCHANGE RATE ON CASH	(11,819)	(1,041)

NET (DECREASE)/INCREASE IN CASH	(1,029)	94,020
CASH, BEGINNING OF PERIOD	9,533	6,041
CASH, END OF PERIOD	$8,504	$100,061

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$8,355	$7,040
Cash paid for income tax	$-	$-

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net income of $107,620 for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $2,329,337, working capital deficit of $ 3,650,670; its net cash used in operating activities for the three months ended March 31, 2022 was $335,858.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2022 and 2021.

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	3/31/2022	12/31/2021	3/31/2021
Period/year end RMB: US$ exchange rate	6.3482	6.3757	6.5536
Period/annual average RMB: US$ exchange rate	6.3504	6.4515	6.4820

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) —Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interactions of the accounting for certain equity securities under ASC 321, investments accounted for under the equity method of accounting in ASC 323, and the accounting for certain forward contracts and purchased options accounted for under ASC 815. ASU 2020-01 could change how an entity accounts for (i) an equity security under the measurement alternative and (ii) a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with ASC 825. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. Early adoption is permitted. The Company is currently in the process of evaluating the effect of adopting ASU 2020-01 on its consolidated financial statements and related disclosure.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which focuses on amending the legacy guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. Further, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, i.e., aligning the diluted EPS calculation for convertible instruments by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares, adding information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed. This update will be effective for the Company’s fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently in the process of evaluating the impact of adopting ASU 2020-06 on its consolidated financial statements and related disclosure.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2022	December 31, 2021
Accounts receivable	$929,037	$293,291
Less: Allowance for doubtful accounts	(127,548)	(126,998)
Total accounts receivable, net	$801,489	$166,293

Movement of allowance for doubtful accounts is as follows:

	March 31, 2022	December 31, 2021
Beginning balance	$(126,998)	$(124,041)
Addition	-	-
Bad debt written-off	-	-
Exchange rate effect	(550)	(2,957)
Ending balance	$(127,548)	$(126,998)

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2022	December 31, 2021

Raw materials	$130,584	$119,196
Packing materials	21,846	14,303
Finished goods	200,438	138,175
Total, net	$352,868	$271,674

NOTE 5 – PREPAYMENTS

The prepayment balance of $179,349 and $152,750 as of March 31, 2022 and December 31, 2021 mainly represents the advanced payment to the suppliers for business purpose, respectively.

NOTE 6 – PLANT AND EQUIPMENT

Plant and equipment at March 31, 2022 and December 31, 2021 consisted of:

	March 31, 2022	December 31, 2021
Building	$1,425,344	$1,431,968
Operating equipment	680,453	677,518
Vehicle	20,679	20,590
Office equipment	106,306	105,847
	2,232,782	2,235,923
Less: Accumulated depreciation	(171,867)	(136,239)
	2,060,915	2,099,684
Construction in progress	95,303	94,892
	$2,156,218	$2,194,576

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PLANT AND EQUIPMENT (CONTINUED)

As of March 31, 2022 and December 31, 2021, depreciation expense amounted to $35,026 and $66,724, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $95,303 and $94,892 as of March 31, 2022 and December 31, 2021 represents the investment in building a processing plant and warehouse.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2022	2021

Non-patented technology	$82,386	$80,255
Less: Accumulated amortization	(30,013)	(27,750)
	$52,373	$52,505

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $82,386 and $80,255 as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, amortization expenses of intangible assets were $2,142 and $8,299, respectively.

NOTE 8 – LONG-TERM LOANS

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of March 31, 2022 and December 31,2021, the outstanding amount of the loan payable was $472,575 and $470,537. As of March 31, 2022 and December 31,2021, the Company recognized interest expenses of $8,355 and $29,719.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2022 and December 31, 2021, the outstanding balance due to related parties was $3,440,125 and $3,070,210, respectively.

As of March 31, 2022 and December 31, 2021, the outstanding balances of $3,106,867 and $2,738,029 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of March 31, 2022 and December 31, 2021, the outstanding balances of nil and $85,574 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured. As of March 31, 2022, the Company repaid $85,574 to Mr. Jianjun Zhong.

As of March 31, 2022 and December 31, 2021, the outstanding balance due to related parties was $333,258 and $246,607, respectively.

NOTE 10 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of March 31, 2022 and 2021.

	March 31, 2022		March 31, 2021
Customers	Amount $	%	Amount $	%
A	672,191	35	23,203	36
B	611,188	32	10,143	16
C	490,551	26	8,886	14
D	-	-	6,853	11

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of March 31, 2022 and 2021.

	March 31, 2022		March 31, 2021
Suppliers	Amount $	%	Amount $	%
A	733,243	55	6,942	17
B	446,322	34	5,556	14
C	-	-	5,521	14
D	-	-	4,890	12
E	-	-	4,236	10

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of March 31, 2022 and December 31, 2021, the Company’s cash balances by geographic area were as follows:

	March 31,		December 31,
	2022		2021
United States	$4,821	57%	$4,821	51%
China	3,683	43%	4,712	49%
Total cash and cash equivalents	$8,504	100%	$9,533	100%

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Income (Loss) attributed to PRC operations	$190,175	$(195,500)
Income (Loss) attributed to State of Nevada	(82,555)	-
Income (Loss) before tax	107,620	(195,500)

PRC Statutory Tax at 20% Rate	-	-
Effect of tax exemption granted	-	-
Income tax	$-	$-

The provision for income taxes consists of the following:

	March 31, 2022	March 31, 2021
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the three months ended March 31, 2022 and 2021.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to March 31, 2022 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net income of $107,620 for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $2,329,337, working capital deficit of $ 3,650,670; its net cash used in operating activities for the three months ended March 31, 2022 was $335,858.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended March 31, 2022 and 2021

	For the Three months ended March 31,		Variance
	2022	2021	Amount	%
	$	$	$
Revenues	1,894,177	71,066	1,823,111	2565.38%
Cost of revenues	1,428,427	134,282	1,294,145	963.75%
Gross profit	465,750	(63,216)	528,966	(836.76)%
Operating expenses:
Selling expenses	63,947	69,592	(5,645)	(8.11)%
General and administrative expenses	191,140	72,219	118,921	164.67%
Total operating expenses	255,087	141,811	113,276	79.88%
Loss from operations	210,663	(205,027)	415,690	(202.75)%
Other income (expense):
Interest expense	(8,355)	(7,040)	(1,315)	18.68%
Other income, net	159	16,567	(16,408)	(99.04)%
Other expenses	(94,847)	-	(94,847)	-
Total other income	(103,043)	9,527	(112,570)	(1181.59)%
Loss before income taxes	107,620	(195,500)	303,120	(155.05)%
Income taxes	-	-	-
Net loss	107,620	(195,500)	303,120	(155.05)%

Revenue

For the three months ended March 31, 2022, our total revenue was $1,894,177, representing an increase of 2565.38% compared to $71,066 for the same period in 2021. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended March 31,
	2022	2021
Revenues – Bamboo charcoal biomass organic fertilizers	$-	$36,419
Revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	-	-
Revenues – High concentration of foliar fertilizer 100ML	5,305	720
Revenues – Water-soluble fertilizers 2.5L	252	200
Revenues – Water-soluble fertilizers 2L	-	1,463
Revenues – Winter fertilizers 25KG	11,198	-
Revenues – Winter fertilizers 40KG	1,838,701	6,388
Revenues – Grape organic fertilizers	-	7,985
Revenues – Towel gourd bamboo charcoal biomass organic fertilizers	-	7,250
Revenues – Blueberry fertilizers	-	2,619
Revenues – Others	38,721	8,022
Total revenues	$1,894,177	$71,066

Cost of revenues

Cost of revenues for the fertilizers was $1,428,427 and $134,282 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of 963.75%. The increase in cost of sales was due to an increase in the revenues in first quarter of 2022.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended March 31,
	2022	2021
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$-	$47,486
Cost of revenues – Selenium-rich bamboo charcoal biomass organic fertilizers	-	61
Cost of revenues – High concentration of foliar fertilizer 100ML	2,156	172
Cost of revenues – Water-soluble fertilizers 2.5L	3,771	99
Cost of revenues – Water-soluble fertilizers 2L	-	31,211
Cost of revenues – Winter fertilizers 25KG	12,768	-
Cost of revenues – Winter fertilizers 40KG	1,333,115	7,149
Cost of revenues – Grape organic fertilizers	-	18,331
Cost of revenues – Towel gourd bamboo charcoal biomass organic fertilizers	-	18,880
Cost of revenues – Blueberry fertilizers	-	5,337
Cost of revenues – Others	76,617	5,556
Total cost of revenues	$1,428,427	$134,282

Gross Profit

Our gross profit was positive $465,750 and negative $63,216 with gross margin of positive 25.0% and negative 89.0%, for the three months ended March 31, 2022 and 2021, respectively.

Selling Expenses

Our selling expenses were $63,947 for the three months ended March 31, 2022, representing an decrease of $5,645 or 8.11% compared to $69,592 for the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses increased by $118,921, or 164.67% from $72,219 for the three months ended March 31, 2021 to $191,140 for the same period in 2022.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $42,529 and $6,171 for the three months ended March 31, 2022 and 2021, respectively.

Net Income (loss)

Our net income (loss) was $107,620 and $(195,500) for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $303,120. The Company is at its developing stage and we incurred more promotion fee by introducing our products to more customers across China during the first quarter of 2022. The Company also incurred more material cost by developing more new product lines. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Liquidity and Capital Resources

Our working capital deficit was $3,650,670 and $1,446,355 for the three months ended March 31, 2022 and 2021, respectively.

We have respectively financed our operations over the three months ended March 31, 2022 and 2021 primarily through proceeds from advances from related parties and the long-term loans.

The components of cash flows are discussed below:

	For the Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(335,858)	$(409,795)
Net cash used in investing activities	(10,206)	(211,743)
Net cash provided by financing activities	356,854	716,599
Exchange rate effect on cash	(11,819)	(1,041)
Net cash inflow/(outflow)	$(1,029)	$94,020

Cash used in Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $335,858, which consisted primarily of net income of $107,620, which was adjusted by depreciation and amortization of $37,167. The Company had an increase of $303,998 in account payables and accrued payables which was due to the fact that the Company purchased raw materials and paid off the bills in longer terms, an increase of $635,196 in accounts receivable which was due to longer payment terms offered to loyal customers, an increase of $26,599 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment. The Company incurred an increase in inventories of $81,194 and an increase in other receivable of $41,654 which was due to an increase in advances to different departments and an increase in security deposit.

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

Cash used in Investing Activities

Net cash used in investing activities was $10,206 for the three months ended March 31, 2022. The activities consisted of $10,206 in purchasing plant and equipment and Intangible assets in progress.

Net cash used in investing activities was $211,743 for the three months ended March 31, 2021. The activities consisted of $211,743 in purchasing plant and equipment and construction in progress.

Cash Provided by Financing Activities

Net cash provided by financing activities was $356,854 for the three months ended March 31, 2022. During this period, cash provided by financing activities mainly included proceeds from related parties of $356,854.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2022 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	Inline XBRL Instance Document.

101.SCH -	Inline XBRL Taxonomy Extension Schema Document.

101.CAL -	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF -	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB -	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE -	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 -	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENONGWO GROUP US, INC.

Date: May 23, 2022	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 23, 2022	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)