Form 10-Q
period 2022-06-30
Kenongwo Group US, Inc.
filed 2022-08-19
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

+86 - 400-915-2178

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

As of August 19, 2022, there were 1,882,482 shares of common stock, $0.0001 par value per share, issued and outstanding.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$9,749	$9,533
Accounts receivable, net	1,158,717	166,293
Other receivables, net	222,406	164,354
Inventories	296,538	271,674
Advances and prepayments to suppliers	36,086	152,750
Total Current Assets	1,723,496	764,604

Plant and equipment, net	1,924,532	2,099,684
Construction in progress, net	99,881	94,892
Intangible assets, net	47,317	52,505
Total Non-current Assets	2,071,730	2,247,081
Total Assets	$3,795,226	$3,011,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued payables	$1,596,502	$1,453,700
Taxes payable	937	986
Advances from customers	503	78
Due to related parties	3,415,823	3,070,210
Total Current Liabilities	5,013,765	4,524,974

Non-Current Liabilities
Long-term loans	447,001	470,537
Total Liabilities	5,460,766	4,995,511

Stockholders’ Deficit:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 1,882,482 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	188	188
Paid in capital	494,058	494,058
Accumulated deficit	(2,189,466)	(2,436,957)
Accumulated other comprehensive loss	29,680	(41,115)
Total Stockholders’ Deficit	(1,665,540)	(1,983,826)
Total Liabilities and Stockholders’ Deficit	$3,795,226	$3,011,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenue	$1,654,237	$208,628	$3,548,414	$279,694
Cost of revenues	1,303,451	329,522	2,731,878	463,804
Gross profit	350,786	(120,894)	816,536	(184,110)
Operating expenses
Selling and marketing expenses	54,856	59,800	118,803	129,392
General and administrative expenses	152,677	51,567	343,817	123,786
Total operating expenses	207,533	111,367	462,620	253,178

Income (Loss) from operations	143,253	(232,261)	353,916	(437,288)

Other income (expenses):
Interest expenses	(8,007)	(6,074)	(16,362)	(13,114)
Other income	5,332	(879)	5,491	15,688
Other expenses	(707)	(1,466)	(95,554)	(1,466)
Total other income (expenses)	(3,382)	(8,419)	(106,425)	1,108

Income (Loss) before taxes	139,871	(240,680)	247,491	(436,180)
Provision for income taxes	-	-	-	-

Net income (loss)	$139,871	$(240,680)	$247,491	$(436,180)

Other comprehensive income (loss):
Foreign currency translation adjustment	109,243	(9,642)	70,795	(5,626)
Comprehensive income (loss)	$249,114	$(250,322)	$318,286	$(441,806)

Loss per share
- Basic and diluted	$0.07	$(0.13)	$0.13	$(0.23)
Basic and diluted weighted average shares outstanding	1,882,482	1,882,4821	1,882,482	1,882,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Number	Common	Paid-in	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total
Balance, January 1, 2021	1,882,482	$188	$494,058	$(1,035,549)	$(12,658)	$(553,961)
Net loss	-	-	-	(436,180)	-	(436,180)
Foreign currency translation adjustment	-	-	-	-	(5,626)	(5,626)
Balance, June 30, 2021	1,882,482	$188	$494,058	$(1,471,729)	$(18,284)	$(995,767)

Balance, January 1, 2022	1,882,482	$188	$494,058	$(2,436,957)	$(41,115)	$(1,983,826)
Net income	-	-	-	247,491	-	247,491
Foreign currency translation adjustment	-	-	-	-	70,795	70,795
Balance, June 30, 2022	1,882,482	$188	$494,058	$(2,189,466)	$29,680	$(1,665,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the six months ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$247,491	$(436,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,488	7,501
Changes in operating assets and liabilities:
Accounts receivable	(992,424)	18,551
Inventories	(24,864)	(155,540)
Prepayment and deposits	116,664	(290,598)
Other receivables	(58,052)	(94,450)
Accounts payable and accrued payables	142,753	265,701
Advances from customers	425	6,157
Net cash used in operating activities	(494,519)	(678,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment and construction in progress	(42,545)	(298,906)
Intangible assets	(1,746)	(1,066)
Net cash used in investing activities	(44,291)	(299,972)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	512,401	547,158
Long-term loans	-	432,780
Net cash provided by financing activities	512,401	979,938

EFFECT OF EXCHANGE RATE ON CASH	26,625	(935)

NET INCREASE IN CASH	216	173
CASH, BEGINNING OF PERIOD	9,533	6,041
CASH, END OF PERIOD	9,749	6,214

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$16,362	$13,114

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net income of $247,491 for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $2,189,466, working capital deficit of $3,290,269; its net cash used in operating activities for the six months ended June 30, 2022 was negative $494,519.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2022 and 2021.

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	6/30/2022	12/31/2021	6/30/2021
Period/year end RMB: US$ exchange rate	6.7114	6.3757	6.4601
Period/annual average RMB: US$ exchange rate	6.4835	6.4515	6.4698

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

Recently accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2022	December 31, 2021
Accounts receivable	$1,279,362	$293,291
Less: Allowance for doubtful accounts	(120,645)	(126,998)
Total accounts receivable, net	$1,158,717	$166,293

Movement of allowance for doubtful accounts is as follows:

	June 30, 2022	December 31, 2021
Beginning balance	$(126,998)	$(124,041)
Bad debt written-off	6,353	(2,957)
Ending balance	$(120,645)	$(126,998)

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses	$46,036	$22,053
Deposit	42,361	43,023
Loan receivables	134,009	98,243
Others	-	1,035
	$222,406	$164,354

As of June 30, 2022, the balance of loan receivables amounting to $134,009, which was from third parties.

On September 8, 2021, the Company entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, the Company loaned the amount of US$22,449 (RMB155,664) to the third party interest-free from September 8, 2021 to September 7, 2023.

On May 18, 2022, the Company entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, the Company loaned the amount of US$111,560 (RMB748,721) to the third party interest-free from May 8, 2022 to May 8, 2023.

As of December 31, 2021, the balance of loan receivables amounting to $98,243, which was from third parties.

On September 8, 2021, the Company entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, the Company loaned the amount of US$23,631 (RMB155,664) to the third party interest-free from September 8, 2021 to September 7, 2023.

On May 8, 2021, the Company entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, the Company loaned the amount of US$74,612 (RMB475,701) to the third party interest-free from May 8, 2021 to May 8, 2022. As of May 8, 2022, the Company has received repayment of US$74,612 from third party.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$96,422	$119,196
Work in Progress	12,176
Packing materials	-	14,303
Finished goods	187,940	138,175
Total, net	$296,538	$271,674

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ADVANCES AND PREPAYMENTS

The prepayment balance of $36,086 and $152,750 as of June 30, 2022 and December 31, 2021 mainly represents the advanced payment to the suppliers for business purpose.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Plant and equipment at June 30, 2022 and December 31, 2021 consisted of:

	June 30, 2022	December 31, 2021
Building	$1,326,364	$1,431,968
Operating equipment	676,541	677,518
Vehicle	19,560	20,590
Office equipment	98,236	105,847
	2,120,701	2,235,923
Less: Accumulated depreciation	(196,169)	(136,239)
	1,924,532	2,099,684
Construction in progress	99,881	94,892
	$2,024,413	$2,194,576

As of June 30, 2022 and June 30, 2021, depreciation expense amounted to $69,091 and $3,430, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $99,881 and $94,892 as of June 30, 2022 and December 31, 2021 represents the investment in building a processing plant and warehouse.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2022	2021

Non-patented technology	$77,927	$80,255
Less: Accumulated amortization	(30,610)	(27,750)
	$47,317	$52,505

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS (CONTINUED)

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $77,927 and $80,255 as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and June 30, 2021, amortization expenses of intangible assets were $4,071 and $4,397, respectively.

NOTE 9 – LONG-TERM LOANS

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of June 30, 2022 and December 31,2021, the outstanding amount of the loan payable was $447,001 and $470,537. As of June 31, 2022 and December 31,2021, the Company recognized interest expenses of $16,362 and $29,719.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2022 and December 31, 2021, the outstanding balance due to related parties was $3,415,823 and $3,070,210, respectively.

As of June 30, 2022 and December 31, 2021, the outstanding balances of $3,096,077 and $2,738,029 were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of June 30, 2022 and December 31, 2021, the outstanding balances of nil and $85,574 were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured. As of June 30, 2022, the Company repaid $85,574 to Mr. Jianjun Zhong.

As of June 30, 2022 and December 31, 2021, the outstanding balance due to Kaituo Real Estate Development Co.,Ltd was $236,165 and $246,607, respectively.

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of June 30, 2022 and 2021.

Customers	June 30, 2022		June 30, 2021
	Amount $	%	Amount $	%
A	1,082,824	30.52	48,206	17.24
B	828,254	23.34	31,748	11.35
C	796,430	22.44	25,441	9.10

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of June 30, 2022 and 2021.

Suppliers	June 30, 2022		June 30, 2021
	Amount $	%	Amount $	%
A	1,126,360	41.23	-	-
B	437,130	16.00	-	-

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of June 30, 2022 and December 31, 2021, the Company’s cash balances by geographic area were as follows:

	June 30, 2022		December 31, 2021
United States	$4,821	49%	$4,821	51%
China	4,928	51%	4,712	49%
Total cash and cash equivalents	$9,749	100%	$9,533	100%

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Income (Loss) attributed to PRC operations	$247,533	$(436,138)
Income (Loss) attributed to State of Nevada	(42)	(42)
Income (Loss) before tax	247,491	(436,180)

PRC Statutory Tax at 20%	49,498	(43,618)
Valuation allowance	(49,498)	43,618
Income tax	$-	$-

The provision for income taxes consists of the following:

	June 30, 2022	June 30, 2021
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the three months ended June 30, 2022 and 2021.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to June 30, 2022 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net income of $247,491 for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $2,189,466, working capital deficit of $3,290,269; its net cash used in operating activities for the six months ended June 30, 2022 was negative $494,519.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended June 30, 2022 and 2021

	For the Three months ended June 30,		Variance
	2022	2021	Amount	%
	$	$	$
Revenues	1,654,237	208,628	1,445,609	692.91%
Cost of revenues	1,303,451	329,522	973,929	295.56%
Gross profit	350,786	(120,894)	471,680	(390.16)%
Operating expenses:
Selling expenses	54,856	59,800	(4,944)	(8.27)%
General and administrative expenses	152,677	51,567	101,110	196.08%
Total operating expenses	207,533	111,367	96,166	86.35%
Income (Loss) from operations	143,253	(232,261)	375,514	(161.68)%
Other income (expense):
Interest expense	(8,007)	(6,074)	(1,933)	31.82%
Other income (expense), net	4,625	(2,345)	6,970	(297.23)%
Total other (expense) income	(3,382)	(8,419)	5,037	(59.83)%
Income (Loss) before income taxes	139,871	(240,680)	380,551	(158.11)%
Income taxes	-	-	-	-
Net loss	139,871	(240,680)	380,551	(158.11)%

Revenue

For the three months ended June 30, 2022, our total revenue was $1.65 million, representing a increase of 692.91% compared to $0.21 million for the same period in 2021. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended June 30,
	2022	2021
Revenues – Solid organic fertilizers	$1,654,237	$174,164
Revenues – Liquid organic fertilizers	-	34,464
Total revenues	$1,654,237	$208,628

Cost of revenues

Cost of revenues for the fertilizers was $1.30 million and $0.33 million for the three months ended June 30, 2022 and 2021, respectively, representing an increase of 295.56%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended June 30,
	2022	2021
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$1,303,451	$287,131
Cost of revenues – Others	-	42,391
Total cost of revenues	$1,303,451	$329,522

Gross Profit

Our gross profit was $0.35 million and negative $0.12 million with gross margin of 21.21% and negative 57.95%, for the three months ended June 30, 2022 and 2021, respectively. The negative gross margin increased because the revenue increased 692.91% while the cost of revenue increased 295.56% for the three months ended June 30, 2022 compared to the same period in 2021.

Selling Expenses

Our selling expenses were $54,856 for the three months ended June 30, 2022, representing an decrease of $4,944 or 8.27% compared to $59,800 for the three months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by $101,110 million, or 196.08% from $51,567 for the three months ended June 30, 2021 to $152,677 for the same period in 2022 due to the fact that salary increased.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $40,955 and $4,147 for the three months ended June 30, 2022 and 2021, respectively.

Net Income/(Loss)

Our net income (loss) was $139,871 and $(240,680) for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $380,551. The Company is at its developing stage and we incurred more promotion fee by introducing our products to more customers across China during the second quarter of 2022. The Company also incurred more material cost by developing more new product lines. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Comparison of the Six months ended June 30, 2022 and 2021

	For the Six months ended June 30,		Variance
	2022	2021	Amount	%
	$	$	$
Revenues	3,548,414	279,694	3,268,720	1168.68%
Cost of revenues	2,731,878	463,804	2,268,074	489.02%
Gross profit	816,536	(184,110)	1,000,646	(543.50)%
Operating expenses:
Selling expenses	118,803	129,392	(10,589)	(8.18)%
General and administrative expenses	343,817	123,786	220,031	177.75%
Total operating expenses	462,620	253,178	209,442	82.73%
Loss from operations	353,916	(437,288)	791,204	(180.93)%
Other income (expense):
Interest expense	(16,362)	(13,114)	(3,248)	24.77%
Other (expense) income, net	(90,063)	14,222	(104,285)	(733.27)%
Total other income	(106,425)	1,108	(107,533)	(9705.14)%
Loss before income taxes	247,491	(436,180)	683,671	(156.74)%
Income taxes	-	-	-	-
Net loss	247,491	(436,180)	683,671	(156.74)%

Revenue

For the six months ended June 30, 2022, our total revenue was $3.55 million, representing an increase of 1168.68% compared to $0.28 million for the same period in 2021. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Six months ended June 30,
	2022	2021
Revenues – Solid organic fertilizers	$3,547,374	$242,847
Revenues – Liquid organic fertilizers	1,040	36,847
Total revenues	$3,548,414	$279,694

Cost of revenues

Cost of revenues for the fertilizers was $2.73 million and $0.46 million for the six months ended June 30, 2022 and 2021, respectively, representing an increase of 489.02%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Six months ended June 30,
	2022	2021
Cost of revenues – Solid organic fertilizers	$2,730,872	$389,931
Cost of revenues – Liquid organic fertilizers	1,006	73,873
Total cost of revenues	$2,731,878	$463,804

Gross Profit

Our gross profit was $0.82 million and negative $0.18 million with gross margin of 23.01% and negative 65.83%, for the six months ended June 30, 2022 and 2021, respectively. The negative gross margin increased because the revenue increased 1168.68% while the cost of revenue increased 489.02% for the six months ended June 30, 2022 compared to the same period in 2021.

Selling Expenses

Our selling expenses were $118,803 for the six months ended June 30, 2022, representing a decrease of $10,589 or 8.18% compared to $129,392 for the six months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by $220,031, or 177.75% from $123,786 for the six months ended June 30, 2021 to $343,817 for the same period in 2022 due to increase salaries.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $82,610 and $10,318 for the six months ended June 30, 2022 and 2021, respectively.

Net Income/(Loss)

Our net income (loss) was $247,491 and $ (436,180) for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $ 683,671. The Company is at its developing stage and we incurred more promotion fee by introducing our products to more customers across China during the first and second quarter of 2022. The Company also incurred more material cost by developing more new product lines. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Liquidity and Capital Resources

Our working capital deficit was $3,290,269 and $3,760,370 as of June 30, 2022 and December 31, 2021, respectively.

We have financed our operations over the six months ended June 30, 2022 and 2021 primarily through proceeds from advances from related parties.

The components of cash flows are discussed below:

	For the Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(494,519)	$(678,858)
Net cash used in investing activities	(44,291)	(299,972)
Net cash provided by financing activities	512,401	979,938
Exchange rate effect on cash	26,625	(935)
Net cash inflow	$216	$173

Cash used in Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $494,519, which consisted primarily of net income of $247,491, which was adjusted by depreciation and amortization of $73,488. The Company had an increase of $142,753 in account payables and accrued payables in which it was due to the Company purchased more raw materials and pay off the bills in longer terms, a increase of $992,424 in accounts receivable which was due to the Company collected the accounts receivable faster, an decrease of $116,664 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, which were offset by an increase of $24,864 in inventories and an increase in other receivable of $58,052 in which it was due to an increase in the borrowing from our employees.

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

Cash used in Investing Activities

Net cash used in investing activities was $44,291 for the six months ended June 30, 2022. The activities consisted of our investments of $42,525 in purchasing plant and equipment and an adjustment of $1,746 of intangible assets due to currency exchange effect.

Net cash used in investing activities was $299,972 for the six months ended June 30, 2021. The activities consisted of our investments of $298,906 in purchasing plant and equipment and an adjustment of $1,066 of intangible assets due to currency exchange effect.

Cash Provided by Financing Activities

Net cash provided by financing activities was $512,401 for the six months ended June 30, 2022. During this period, cash provided by financing activities mainly included proceeds from related parties of $512,401.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2022 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

KENONGWO GROUP US, INC.

Date: August 19, 2022	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 19, 2022	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embeddec within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).