Form 10-Q
period 2022-09-30
Kenongwo Group US, Inc.
filed 2022-11-21
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of November 19, 2022, there were 1,882,482 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

		December 31,
	September 30, 2022	2021 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,810	$9,533
Accounts receivable, net	1,286,460	166,293
Other receivables, net	206,815	164,354
Inventories	337,771	271,674
Advances and prepayments to suppliers	39,819	152,750
Total Current Assets	1,876,675	764,604

Plant and equipment, net	1,828,798	2,099,684
Construction in progress, net	94,417	94,892
Intangible assets, net	42,629	52,505
Total Non-current Assets	1,965,844	2,247,081
Total Assets	$3,842,519	$3,011,685

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable and accrued payables	$1,490,635	$1,453,700
Taxes payable	885	986
Advances from customers	475	78
Due to related parties	757,263	3,070,210
Total Current Liabilities	2,249,258	4,524,974

Non-Current Liability
Long-term loans	422,547	470,537
Total Liabilities	2,671,805	4,995,511

Commitments and Contingencies

Stockholders’ Equity / (Deficit):
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 1,882,482 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (note 1)	188	188
Paid in capital	3,036,612	494,058
Accumulated deficit	(1,976,445)	(2,436,957)
Accumulated other comprehensive gain (loss)	110,359	(41,115)
Total Stockholders’ Equity/(Deficit)	1,170,714	(1,983,826)
Total Liabilities and Stockholders’ Equity/(Deficit)	$3,842,519	$3,011,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenue	$1,662,135	$69,565	$5,210,549	$349,259
Cost of revenues	1,233,295	54,022	3,965,173	517,826
Gross profit	428,840	15,543	1,245,376	(168,567)
Operating expenses
Selling and marketing expenses	46,503	86,592	165,306	215,984
General and administrative expenses	151,561	139,884	495,378	263,670
Total operating expenses	198,064	226,476	660,684	479,654

Income (Loss) from operations	230,776	(210,933)	584,692	(648,221)

Other income (expenses):
Interest expenses	(7,815)	(8,292)	(24,177)	(21,406)
Other income	1,001	3,933	6,492	19,621
Other expenses	(10,941)	(6,391)	(106,495)	(7,857)
Total other income (expenses)	(17,755)	(10,750)	(124,180)	(9,642)

Income (Loss) before taxes	213,021	(221,683)	460,512	(657,863)
Provision for income taxes	-	-	-	-

Net income (loss)	$213,021	$(221,683)	$460,512	$(657,863)

Other comprehensive income (loss):
Foreign currency translation adjustment	80,679	(891)	151,474	(6,517)
Comprehensive income (loss)	$293,700	$(222,574)	$611,986	$(664,380)

Earnings (Loss) per share
- Basic and diluted	$0.11	$(0.12)	$0.24	$(0.35)
Basic and diluted weighted average shares outstanding	1,882,482	1,882,482	1,882,482	1,882,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

					Accumulated
	Number of Shares (note 1)	Common Stock	Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance, January 1, 2021	1,882,482	$188	$494,058	$(1,035,549)	$(12,658)	$(553,961)
Net loss	-	-	-	(657,863)	-	(657,863)
Foreign currency translation adjustment	-	-	-	-	(6,517)	(6,517)
Balance, September 30, 2021 (Unaudited)	1,882,482	$188	$494,058	$(1,693,412)	$(19,175)	$(1,218,341)

Balance, January 1, 2022	1,882,482	$188	$494,058	$(2,436,957)	$(41,115)	$(1,983,826)
Net income	-	-	-	460,512	-	460,512
Contribution by shareholder through waive of payables to shareholder	-	-	2,542,554	-	-	2,542,554
Foreign currency translation adjustment	-	-	-	-	151,474	151,474
Balance, September 30, 2022 (Unaudited)	1,882,482	$188	$3,036,612	$(1,976,445)	$110,359	$1,170,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the nine months ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$460,512	$(657,863)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103,869	40,899
Changes in operating assets and liabilities:
Accounts receivable	(1,120,167)	(10,798)
Inventories	(66,097)	(306,913)
Prepayment and deposits	112,931	(190,971)
Other receivables	(42,461)	(12,693)
Accounts payable and accrued payables	36,834	370,068
Advances from customers	397	3,530
Net cash used in operating activities	(514,182)	(764,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment and construction in progress	(38,806)	(461,942)
Proceeds from disposal of equipment	1,362	-
Intangible assets	(1,713)	(1,066)
Net cash used in investing activities	(39,157)	(463,008)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from amounts due from related parties	588,736	800,126
Long-term loans	-	432,807
Net cash provided by financing activities	588,736	1,232,933

EFFECT OF EXCHANGE RATE ON CASH	(39,120)	(6,337)

NET DECREASE IN CASH	(3,723)	(1,153)
CASH, BEGINNING OF PERIOD	9,533	6,041
CASH, END OF PERIOD	5,810	4,888

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Shareholders loan capitalised	2,542,554	-
Cash paid for interest expense, net of capitalized interest	$24,177	$21,406

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

On October 16, 2019, the Company agreed to issue an aggregate of 606,925 shares of the common stock to a total of 41 investors for an aggregate purchase price of $60,693 in a private placement. On January 16, 2020, Jiangxi Kenongwo, on behalf of the Company, received the proceeds of $60,693 (RMB 418,166) from the 41 investors.

On October 5, 2021, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 10 (the “Reverse Split”). On November 1, 2021, FINRA announced the Reverse Split, which took effect at the opening of business on November 2, 2021.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported a net income of $460,512 for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $1,976,445, working capital deficit of $372,583 and its net cash used in operating activities for the nine months ended September 30, 2022 was $514,182.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2022 and 2021.

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	9/30/2022	12/31/2021	9/30/2021
Period/year end RMB: US$ exchange rate	7.0998	6.3757	6.4567
Period/annual average RMB: US$ exchange rate	6.6068	6.4515	6.4694

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 – inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Recently accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2022	December 31, 2021
Accounts receivable	$1,400,505	$293,291
Less: Allowance for doubtful accounts	(114,045)	(126,998)
Total accounts receivable, net	$1,286,460	$166,293

Movement of allowance for doubtful accounts is as follows:

	September 30, 2022	December 31, 2021
Beginning balance	$(126,998)	$(124,041)
Bad debt written back/(provided)	12,953	(2,957)
Ending balance	$(114,045)	$(126,998)

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$3,043	$22,053
Deposit	40,043	43,023
Loan receivables	160,744	98,243
Others	2,985	1,035
	$206,815	$164,354

As of September 30, 2022, the balance of loan receivables amounting to $160,744, which was from third parties.

On September 8, 2021, the Company entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, the Company loaned the amount of $21,221 (RMB150,664) to the third party interest-free from September 8, 2021 to September 7, 2023.

On May 18, 2022, the Company entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, the Company loaned the amount of $122,077 (RMB866,721) to the third party interest-free from May 8, 2021 to May 8, 2022.

During the third quarter of 2022, the Company entered into a series of interest free loan agreements with some individual debtors, borrowing $17,446. The repayment term is one year from the borrowing date.

As of December 31, 2021, the balance of loan receivables amounting to $98,243, which was from third parties.

On September 8, 2021, the Company entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, the Company loaned the amount of $23,631 (RMB155,664) to the third party interest-free from September 8, 2021 to September 7, 2023.

On May 8, 2021, the Company entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, the Company loaned the amount of $74,612 (RMB475,701) to the third party interest-free from May 8, 2021 to May 8, 2023.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$171,433	$119,196
Work in Progress	12,962	-
Packing materials	-	14,303
Finished goods	153,376	138,175
Total, net	$337,771	$271,674

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ADVANCES AND PREPAYMENTS

The prepayment balance of $39,819 and $152,750 as of September 30, 2022 and December 31, 2021 mainly represents the advanced payment to the suppliers for business purpose.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Plant and equipment at September 30, 2022 and December 31, 2021 consisted of:

	September 30, 2022	December 31, 2021
Building	$1,288,544	$1,431,968
Operating equipment	636,098	677,518
Vehicle	20,198	20,590
Office equipment	96,843	105,847
	2,041,683	2,235,923
Less: Accumulated depreciation	(212,885)	(136,239)
	1,828,798	2,099,684
Construction in progress	94,417	94,892
	$1,923,215	$2,194,576

As of September 30, 2022 and September 30, 2021, depreciation expense amounted to $97,298 and $34,725, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $94,417 and $94,892 as of September 30, 2022 and December 31, 2021 represents the investment in building a processing plant and warehouse.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2022	2021

Non-patented technology	$73,664	$80,255
Less: Accumulated amortization	(31,035)	(27,750)
	$42,629	$52,505

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS (CONTINUED)

The Company invested in the development of a product tracking system which, detect and defend against counterfeit products. The Company’s original cost was $73,664 and $80,255 as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and September 30, 2021, amortization expenses of intangible assets were $6,571 and $6,174, respectively.

NOTE 9 – LONG-TERM LOANS

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of September 30, 2022 and December 31,2021, the outstanding amount of the loan payable was $422,547 and $470,537 respectively. As of September 30, 2022 and September 30, 2021, the Company recognized interest expenses of $24,177 and $21,406 respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2022 and December 31, 2021, the outstanding balance due to related parties was $757,263 and $3,070,210, respectively.

As of September 30, 2022 and December 31, 2021, the outstanding balances of $450,437 and $2,738,029 respectively were due to Ms. Yuhua Zhang, a shareholder of the Company. The balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of September 30, 2022 and December 31, 2021, the outstanding balances of $83,580 and $85,574 respectively were due to Mr. Jianjun Zhong, the controlling shareholder, President, Treasurer and Secretary of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of September 30, 2022 and December 31, 2021, the outstanding balance due to Kaituo Real Estate Development Co., Ltd was $223,246 and $246,607 respectively.

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of September 30, 2022 and 2021.

Customers	September 30, 2022		September 30, 2021
	Amount $	%	Amount $	%
A	1,471,954	28.25	48,209	13.80

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of September 30, 2022 and 2021.

Suppliers	September 30, 2022		September 30, 2021
	Amount $	%	Amount $	%
A	1,474,083	37.18	-	-
B	428,973	10.82	-	-

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of September 30, 2022 and December 31, 2021, the Company’s cash balances by geographic area were as follows:

	September 30, 2022		December 31, 2021
United States	$4,821	83%	$4,821	51%
China	989	17%	4,712	49%
Total cash and cash equivalents	$5,810	100%	$9,533	100%

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Income (Loss) attributed to PRC operations	$460,554	$(657,821)
Loss attributed to State of Nevada	(42)	(42)
Income (Loss) before tax	460,512	(657,863)

PRC Statutory Tax at 20% /10%	92,102	(65,786)
Deferred tax assets losses not recognized	-	65,786
Valuation allowance	(92,102)	-
Income tax	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the nine months ended September 30, 2022 and 2021.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to September 30, 2022 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has reported a net income of $460,512 for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $1,976,445, working capital deficit of $372,583 and net cash used in operating activities for the nine months ended September 30, 2022 was $514,182.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended September 30, 2022 and 2021

	For the Three months ended September 30,		Variance
	2022	2021	Amount	%
	$	$	$
Revenues	1,662,135	69,565	1,592,570	2289.33%
Cost of revenues	1,233,295	54,022	1,179,273	2182.95%
Gross profit	428,840	15,543	413,297	2659.06%
Operating expenses:
Selling expenses	46,503	86,592	(40,089)	(46.30)%
General and administrative expenses	151,561	139,884	11,677	8.35%
Total operating expenses	198,064	226,476	(28,412)	(12.55)%
Income (Loss) from operations	230,776	(210,933)	441,709	(209.41)%
Other income (expense):
Interest expense	(7,815)	(8,292)	477	(5.75)%
Other income (expense), net	(9,940)	(2,458)	(7,482)	304.39%
Total other (expense) income	(17,755)	(10,750)	(7,005)	65.16%
Income (Loss) before income taxes	213,021	(221,683)	434,704	(196.09)%
Income taxes	-	-	-	-
Net income (loss)	213,021	(221,683)	434,704	(196.09)%

Revenue

For the three months ended September 30, 2022, our total revenue was $1.66 million, representing an increase of 2289.33% compared to $0.07 million for the same period in 2021. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended September 30,
	2022	2021
Revenues – Solid organic fertilizers	$1,662,135	$35,404
Revenues – Liquid organic fertilizers	-	34,161
Total revenues	$1,662,135	$69,565

Cost of revenues

Cost of revenues for the fertilizers was $1.23 million and $0.05 million for the three months ended September 30, 2022 and 2021, respectively, representing an increase of 2182.95%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended September 30,
	2022	2021
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$1,233,295	$25,818
Cost of revenues – Others	-	28,204
Total cost of revenues	$1,233,295	$54,022

Gross Profit

Our gross profit was $0.43 million and $0.02 million with gross margin of 25.80% and 22.34%, for the three months ended September 30, 2022 and 2021, respectively. The gross margin increased because the revenue increased 2289.33% while the cost of revenue increased 2182.95% for the three months ended September 30, 2022 compared to the same period in 2021.

Selling Expenses

Our selling expenses were $46,503 for the three months ended September 30, 2022, representing a decrease of $40,089 or 46.30% compared to $86,592 for the three months ended September 30, 2021. It was mainly the Company controls costs, reduces travel expenses, advertising expenses, etc.

General and Administrative Expenses

General and administrative expenses increased by $11,677, or 8.35% from $139,884 for the three months ended September 30, 2021 to $151,561 for the same period in 2022 due to the fact that salary increased.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $75,387 and $42,538 for the three months ended September 30, 2022 and 2021, respectively.

Net Income/(Loss)

Our net income (loss) was $213,021 and ($221,683) for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $434,704. The Company is at its developing stage and we have incurred more promotion fee by introducing our products to more customers across China during the three months ended September 31, 2021 resulting in significant increase in revenue for the three months ended September 30, 2022. The Company also incurred more material cost by developing new product lines. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Comparison of the Nine months ended September 30, 2022 and 2021

	For the Nine months ended September 30,		Variance
	2022	2021	Amount	%
	$	$	$
Revenues	5,210,549	349,259	4,861,290	1391.89%
Cost of revenues	3,965,173	517,826	3,447,347	665.73%
Gross profit (loss)	1,245,376	(168,567)	1,413,943	(838.80)%
Operating expenses:
Selling expenses	165,306	215,984	(50,678)	(23.46)%
General and administrative expenses	495,378	263,670	231,708	87.88%
Total operating expenses	660,684	479,654	181,030	37.74%
Loss from operations	584,692	(648,221)	1,232,913	(190.20)%
Other income (expense):
Interest expense	(24,177)	(21,406)	(2,771)	12.94%
Other (expense) income, net	(100,003)	11,764	(111,767)	(950.08)%
Total other income	(124,180)	(9,642)	(114,538)	1187.91%
Loss before income taxes	460,512	(657,863)	1,118,375	(170.00)%
Income taxes	-	-	-	-
Net income (loss)	460,512	(657,863)	1,118,375	(170.00)%

Revenue

For the nine months ended September 30, 2022, our total revenue was $5.21 million, representing an increase of 1391.89% compared to $0.35 million for the same period in 2021. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Nine months ended September 30,
	2022	2021
Revenues – Solid organic fertilizers	$5,210,549	$278,251
Revenues – Liquid organic fertilizers	-	71,008
Total revenues	$5,210,549	$349,259

Cost of revenues

Cost of revenues for the fertilizers was $3.97 million and $0.52 million for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of 665.73%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Nine months ended September 30,
	2022	2021
Cost of revenues – Solid organic fertilizers	$3,965,173	$415,749
Cost of revenues – Liquid organic fertilizers	-	102,077
Total cost of revenues	$3,965,173	$517,826

Gross Profit (Loss)

Our gross profit (loss) was $1.25 million and negative ($0.17) million with gross margin of 23.90% and (48.26%),  for the nine months ended September 30, 2022 and 2021, respectively. The negative gross margin improved because the revenue increased 1391.89% while the cost of revenue increased 665.73% for the nine months ended September 30, 2022 compared to the same period in 2021.

Selling Expenses

Our selling expenses were $165,306 for the nine months ended September 30, 2022, representing a decrease of $50,678 or 23.46% compared to $215,984 for the nine months ended September 30, 2021. It was mainly the Company controls costs, reduces travel expenses, advertising expenses, etc.

General and Administrative Expenses

General and administrative expenses increased by $231,708, or 87.88% from $263,670 for the nine months ended September 30, 2021 to $495,378 for the same period in 2022 due to increased salaries.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $116,342 and $52,856 for the nine months ended September 30, 2022 and 2021, respectively.

Net Income (Loss)

Our net income (loss) was $460,512 and ($657,863) for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $1,118,375. The Company is at its developing stage and we have incurred more promotion fee by introducing our products to more customers across China during the nine months ended September 30, 2021 resulting in significant increase in revenue for the nine months ended September 30, 2022. The Company also incurred more material cost by developing new product lines. The Company expects that more time is needed to achieve a better balance between our operating expenses and revenues.

Liquidity and Capital Resources

Our working capital deficit was $372,583 and $3,760,370 as of September 30, 2022 and December 31, 2021, respectively.

We have financed our operations over the nine months ended September 30, 2022 and 2021 primarily through proceeds from advances from related parties.

The components of cash flows are discussed below:

	For the Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(514,182)	$(764,741)
Net cash used in investing activities	(39,157)	(463,008)
Net cash provided by financing activities	588,736	1,232,933
Exchange rate effect on cash	(39,120)	(6,337)
Net cash inflow	$(3,723)	$(1,153)

Cash used in Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $514,182, which consisted primarily of net income of $460,512, which was adjusted by depreciation and amortization of $103,869. The Company had an increase of $36,834 in account payables and accrued payables in which it was due to the Company purchased more raw materials and pay off the bills in longer terms, an  increase of $1,120,167 in accounts receivable which was due to the Company increase of revenue, a  decrease of $112,931 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, which were offset by an increase of $66,097 in inventories and an increase in other receivable of $42,461 in which it was due to an increase loan receivables.

For the nine months ended September 30, 2021, net cash used in operating activities was $764,741, which consisted primarily of net loss of $657,863, which was adjusted by depreciation and amortization of $40,899. The Company had an increase of $370,068 in account payables and accrued payables in which it was due to the Company purchased more raw materials and pay off the bills in longer terms, an increase of $10,798 in accounts receivable which was due to longer payment terms were offered to loyal customers , an increase of $190,971 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, and an increase of $306,913 in inventories and an increase in other receivable of $12,693 in which it was due to an increase loan receivables.

Cash used in Investing Activities

Net cash used in investing activities was $39,157 for the nine months ended September 30, 2022. The activities consisted of our investments of $38,806 in purchasing plant and equipment and an adjustment of $1,713 of intangible assets due to currency exchange effect, and an increase in disposal of equipment of $1,362.

Net cash used in investing activities was $463,008 for the nine months ended September 30, 2021. The activities consisted of our investments of $461,942 in purchasing plant and equipment and an adjustment of $1,066 of intangible assets due to currency exchange effect.

Cash Provided by Financing Activities

Net cash provided by financing activities was $588,736 for the nine months ended September 30, 2022. During this period, cash provided by financing activities mainly included proceeds from related parties of $588,736.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2022 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

KENONGWO GROUP US, INC.

Date: November 21, 2022	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: November 21, 2022	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embeddec within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).