Form 10-K/A
period 2021-12-31
Kenongwo Group US, Inc.
filed 2023-03-23
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No.1 to

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This amendment to the Company’s Annual Report on Form 10-K is being filed in order to address certain comments and concerns that the Securities and Exchange Commission has expressed regarding our subsidiary’s operations in the People’s Republic of China.

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

ii

ITEM 1. BUSINESS

Overview

Kenongwo Group US, Inc. is a Nevada holding company, operating through our wholly-owned subsidiary, Jiangxi Kenongwo Technology Co., Ltd. (“Jiangxi Kenongwo”), a company incorporated under the laws of the PRC. Through Jiangxi Kenongwo, Wwe primarily engage in studying, developing, manufacturing and selling bamboo charcoal biomass organic fertilizers, amino acid water-soluble fertilizers, selenium-rich foliage fertilizers and other types of fertilizers in the PRC.

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

Kenongwo Group US, Inc. is a holding company and we operate our business through Jiangxi Kenongwo. Jiangxi Kenongwo is formed and operating the Peoples Republic of China (“Material PRC Company”) has been duly established and is validly existing as a limited liability company under the laws of the Peoples Republic of China (“PRC Laws”),and has received all authorizations required by the Peoples Republic of China (the “Governmental Authorizations”) for its establishment to the extent such Governmental Authorizations are required under applicable PRC Laws, and its business license is in full force and effect. The Material PRC Company has the capacity and authority to own assets, to conduct business, and to sue and be sued in its own name under PRC Laws. The articles of association, business license and other constitutional documents (if any) of the Material PRC Company complies with the requirements of applicable PRC Laws and are in full force and effect. The Material PRC Company has not taken any corporate action, nor has any legal proceedings commenced against it, for its liquidation, winding up, dissolution, or bankruptcy, for the appointment of a liquidation committee, team of receivers or similar officers in respect of its assets or for any adverse suspension, withdrawal, revocation or cancellation of its business license.

All of the equity interests of the Material PRC Company are owned by Kenongwo Group US, Inc., and (ii) the Material PRC Company has obtained all Governmental Authorizations for the ownership interest owned by Kenongwo Group US, Inc. The equity interests of the Material PRC Company are owned by Kenongwo Group US, Inc. free and clear of any pledge or other encumbrance under PRC Laws, and there are no outstanding rights, warrants or options to acquire, or instruments convertible into or exchangeable for, any equity interest in the Material PRC Company under PRC Laws, except for such encumbrance that would not be reasonably expected to have a Material Adverse Effect. “Material Adverse Effect,” as used herein, means a material adverse effect on the assets, liabilities, properties or business of the Company.

All of our operations are conducted by our subsidiary, our wholly-foreign-owned entity (“WFOE”) based in China which involves unique risks to investors. Our WFOE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits direct foreign investment in the operating companies. Investors may never hold equity interests in the Chinese operating company. The WFOE structure is not as stable as some have imagined. The senior management and the shareholders of the domestic company play a very important role in the WFOE structure. Once there are changes to such positions involving interests, potential risks of the WFOE structure will appear. Chinese regulatory authorities could disallow this structure, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless.

The legal and operational risks associated with being based in or having the majority of the Company’s operations in China could result in a material change in the value of the securities we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recently, Beijing revamped its rules for overseas listings after ride-hailing Didi Global launched its initial public offering despite warnings from regulators. That triggered a data security investigation led by the Cyberspace Administration of China (“CAC”), which recently culminated with the firm announcing plans to delist in the US in favor of Hong Kong. This shows how recent statements and regulatory actions by China’s government have or may impact the company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign exchange.

Trading securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor, and that as a result an exchange may determine to delist your securities.

The Company will settle amounts owed under the WFOE structure by transferring dividends, or distributions between the holding company and its subsidiaries, or to investors, which have not yet occurred. We rely primarily on dividends paid by the WFOE for our cash needs, including the funds necessary to pay dividends and other cash distributions, if any, to our shareholders, to service any debt we may incur and to pay our operating expenses. We have made no such distributions to date and we have no current cash management policies in place. We will look to implement one in the near future.

There are no legal, arbitral or governmental proceedings, regulatory investigations or other governmental decisions, rulings, orders, or actions before any Governmental Agencies in progress or pending in the PRC to which the Company or any Material PRC Company is a party or to which any assets of any Material PRC Company is a subject which, if determined adversely against any of the Company and the Material PRC Company, would be reasonably expected to have a material adverse effect.

All dividends declared and payable upon the equity interests in the WFOE may be converted into foreign currency and freely transferred out of the PRC free of any deductions in the PRC, provided that (i) the declaration and payment of such dividends complies with applicable PRC Laws and the constitutional documents of the WFOE, and (ii) the remittance of such dividends out of the PRC complies with the procedures required by the relevant PRC Laws relating to foreign exchange administration.

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China, which could materially and adversely affect our business. General macroeconomic conditions may materially and adversely affect our business, prospects, results of operations and financial position. The PRC government’s control over foreign currency conversion may adversely affect our business and results of operations and our ability to remit dividends. PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiary in China, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Assuming no offer, issuance or sale of the shares of our common stock has been or will be made directly or indirectly within the PRC, a prior approval from the China Securities Regulatory Commission (“CSRC”) will not be required. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any Governmental Agency will not take a view that is contrary to or otherwise different from our opinions stated herein.

In accordance with the relevant articles 1, 2, 3, 4 and 5 of the “Notice of the State Administration of Taxation on the Exemption of Value-added Tax on Organic Fertilizer Products issued by the Ministry of Finance of the People’s Republic of China “Finance and Taxation [2008] No. 56 and Finance and Taxation [2009] No. 17”, and in accordance with Article 28 of Chapter IV Tax Preference of the Enterprise Income Tax Law of the People’s Republic of China, eligible small low-profit enterprises shall be subject to enterprise income tax at a reduced rate of 20%, high-tech enterprises that need to be supported by the state shall be subject to enterprise income tax at a reduced rate of 15%, and according to the Notice of the General Office of the People’s Government of Jiangxi Province on the “Three-year Action Plan for Accelerating the High-quality Development of Selenium-rich Functional Agriculture（2023-2025）” and the “Opinions of the General Office of the People’s Government of Jiangxi Province on Accelerating the High-quality Development of the Bamboo Industry” and other documents, it shows that governments at all levels support the industry in which the company operates.

Jiangxi Kenongwo Technology Co., Ltd. obtained the National High-tech Enterprise Certificate on September 14, 2020. The approving authorities are: Jiangxi Provincial Department of Science and Technology, Jiangxi Provincial Department of Finance, Jiangxi Provincial Taxation Bureau of State Taxation Bureau.

On December 16, 2021, PCAOB issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Determination, respectively. The audit report included in this registration statement for the year ended December 31, 2020, was issued by Assentsure PAC, an audit firm headquartered in Singapore, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. Our auditor Assentsure PAC is among those listed by the PCAOB Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Singapore, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Singapore. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over-the-counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, our common stocks may be delisted.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of our stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, our stock will not be permitted for trading “over-the counter” either. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deem relevant, and subject to the restrictions contained in any future financing instruments. To date, our cash is used for the development and operation of the WFOE. Since the Company has just recently started to recognizing material revenue, it has not yet arranged to issue dividends or distribution and as the Company is trying to use the funds for the company’s development, the shareholders’ income will not be arranged for the time being. Because our funds are used for the development of domestic enterprises, there is no foreign exchange restriction for the time being.

U.S shareholders may face difficulties in effecting service of process against the Company and officers and director, as they are both based in China. Even with proper service of process, the enforcement of judgments obtained in U.S. courts or foreign courts based on the civil liability provisions of the U.S. federal securities laws would be extremely difficult. Furthermore, there would be added costs and issues with bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the Company.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our Shares. As of the date of this prospectus, we do not have any PRC subsidiaries.

Cash dividends, if any, on our Shares will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

The registered capital of the Material PRC Company has been duly paid in accordance with applicable PRC Laws and their respective articles of association, to the extent that such registered capital is required to be paid prior to the date hereof.

All of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to exercise significant control over China’s economic growth through direct allocation of resources, monetary and tax policies, and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors, control the exchange between the Renminbi and foreign currencies, and regulate the growth of the general or specific market. While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. As the PRC economy has become increasingly linked with the global economy, China is affected in various respects by downturns and recessions of major economies around the world. The various economic and policy measures enacted by the PRC government to forestall economic downturns or bolster China’s economic growth could materially affect our business. Any adverse change in the economic conditions in China, in policies of the PRC government or in laws and regulations in China could have a material adverse effect on the overall economic growth of China and market demand for our outsourcing services. Such developments could adversely affect our businesses, lead to reduction in demand for our services and adversely affect our competitive position.

The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since the late 1970s, the PRC government has been building a comprehensive system of laws and regulations governing economic matters in general. The overall effect has been to significantly enhance the protections afforded to various forms of foreign investments in China. We conduct our business primarily through our WFOE, the WFOE is established in China. These companies are generally subject to laws and regulations applicable to foreign investment in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.

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

The following diagram illustrates our current corporate structure:

Any risks that any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder your ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Subject to the requirements and public policy considerations as stipulated under applicable PRC Laws relating to the enforceability of foreign court judgments, submission to foreign jurisdiction for dispute resolution and choice of law, and also subject to the conditions described under the caption “Enforceability of Civil Liabilities” in the Registration Statement and Prospectus, (i) the irrevocable submission of the Company to the jurisdiction of any courts in the United States, the waiver by the Company of any objection to the venue of a proceeding in any such court, the waiver and agreement not to plead an inconvenient forum, the waiver of sovereign immunity

Under PRC Laws, neither the Material PRC Company, nor their respective properties, assets or revenues, are entitled to any right of immunity on the grounds of sovereignty or otherwise from any legal action, suit or proceeding, from set-off or counterclaim, from the jurisdiction of any court, from services of process, from attachment prior to or in aid of execution of any judgment, or from other legal processes or proceedings for the giving of any relief or for the enforcement of any judgment.

As a company incorporated under the laws of Nevada, we are classified as a foreign enterprise under PRC laws and regulations, and our wholly-owned PRC subsidiary, SRAS, is a foreign-invested enterprise, or a FIE.

All of our revenue is denominated in Renminbi while our financial reporting is in U.S. dollars. As a result, any significant fluctuation in exchange rates may cause us to incur currency exchange translation and harm our financial condition and results of operations.

Movements in Renminbi exchange rates are affected by, among other things, changes in political and economic conditions and China’s foreign exchange regime and policy. The Renminbi has been unpegged from the U.S. dollar since July 2005 and, although the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that the PRC authorities may lift restrictions on fluctuations in Renminbi exchange rates and lessen intervention in the foreign exchange market in the future.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions. Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment. The M&A Rules, among other things, purport to require CSRC approval prior to the listing and trading on an overseas stock exchange of the securities of an offshore special purpose vehicle established or controlled directly or indirectly by the Material PRC Company or individuals and formed for the purpose of overseas listing through the acquisition of PRC domestic interests held by such Material PRC Company or individuals.

Based on our understanding of the explicit provisions under PRC Laws, and assuming no offer, issuance or sale of the Common Shares has been or will be made directly or indirectly within the PRC, a prior approval from the CSRC is not required for the Offering. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any Governmental Agency will not take a view that is contrary to or otherwise different from our opinions stated herein. Subject to any applicable administrative procedures required by PRC Laws, and provided that all required Governmental Authorizations have been duly obtained, the due application of the net proceeds to be received by the Company from the issue Common Shares as disclosed in the Prospectus under the caption “Use of Proceeds” does not and immediately after the Offering will not contravene any applicable PRC Laws, the articles of association or the business licenses of the Material PRC Company, except for such contravention or default which would not be reasonably expected to have a Material Adverse Effect.

The Company is not subject to the requirements of Cyberspace Administration of China (“CAC”) and specifically the cybersecurity law, because our company is not an Internet company and does not have a large amount of customer data, so it is not subject to the Chinese cybersecurity law.

The Company or our subsidiary is required to obtain from Chinese authorities to operate our business. The Material PRC Company has obtained all material Governmental Authorizations necessary for its business operations and such Governmental Authorizations are in full force and effect and all required Governmental Authorizations have been duly obtained .

Enforceability of Civil Liabilities

All of our assets are located outside the United States. In addition, all of our directors and officers are nationals and/or residents of jurisdictions other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such persons, or to enforce against them or against us, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. It may also be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

●	Risks Relating to Our Business and Industry

o	Our fertilizer business is seasonal and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly;

o	Competition in fertilizer and agricultural industrial products is intense and requires continuous technological development;

o	If we are unable to compete successfully with our competitors, our financial condition and results of operations may be harmed;

o	The loss of any of our key suppliers and/or customers could have a materially adverse effect;

o	Our product development cycle is lengthy and uncertain;

o	We depend on our key personnel and research employees and we may be adversely affected if we are unable to attract and retain qualified scientific and business personnel;

o	We have a limited operating history in market, which makes it difficult to evaluate future prospects;

o	Our auditor has expressed substantial doubt about our ability to continue as a going concern;

o	Any failure of any of our key suppliers to deliver necessary materials could result in delays in our products development or marketing schedules;

o	If we do not compete effectively, our results of operations could be harmed;

o	If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed;

o	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results;

o	If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted;

o	Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business;

o	Increases in labor costs in the PRC may adversely affect our business and results of operations;

o	We do not have any business insurance coverage;

o	We may be affected by adverse changes in taxation law, tax treaties and in the practice of tax authorities.

o	We face risks related to natural disasters, health epidemics and other outbreaks;

o	We may be subject to the general risks underlying the agriculture industry in PRC market;

o	We may be adversely affected by global economic conditions;

o	Changes in laws and regulations to which we are subject may materially increase our costs of operation, decrease our operating revenues and disrupt our business;

o	The overall agricultural industry is susceptible to commodity price changes and we, along with our customers and grower customers, are exposed to market risks from changes in commodity prices;

o	Failure to maintain or enhance our brands or image could have a material and adverse effect on our business and results of operations;

o	Any failure to protect our trademarks and other intellectual property rights could have a negative impact;

o	Increases in labor costs in the PRC may adversely affect our business and our profitability;

o	We lease our factory and the land where it locates and may experience risks relating to lease termination and increase of lease expenses;

o

Adverse economic and market conditions in China could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds or reducing the ability of our investment funds to raise or deploy capital, or by impacting our liquidity position, any of which could materially reduce our revenue and cash flow and adversely affect our financial condition

●	Risks Relating to Doing Business in China

o	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

o	Uncertainties with respect to the PRC legal system could adversely affect us;

o

Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder your ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

o	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this report based on foreign laws;

o	We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business;

o	Our employment practices may be adversely impacted under the labor contract law of the PRC;

o	Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation;

o	The custodians or authorized users of our controlling non-tangible assets, including chops and seals, may fail to fulfill their responsibilities, or misappropriate or misuse these assets;

o	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment;

o	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

o	Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

o	PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us;

o	U.S. investors face added risks from the Company’s classification as a foreign private issuer;

o	If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders and the common stock holders;

o	We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies;

o

The Company’s principal executive offices and our officers and directors are located outside of the United States. This could make the enforcement and/or service of process of a shareholder claim or judgment difficult;

o

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations;

o	Our Corporate Structure may be affected by the new PRC Foreign Investment Law;

o	We rely on dividends paid by WFOE for our cash needs.

●	Risks Relating to Ownership of Our Common Stock

o	The market price of our common stock may be volatile or may decline regardless of our operating performance;

o	We do not intend to pay dividends for the foreseeable future;

o	Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding common stock in the public marketplace could reduce the price of our common stock;

o	Since our operations and assets are located in China, shareholders may find it difficult to enforce a U.S. judgement against the assets of our Company, our directors and executive officers;

o	Our principal stockholder and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;

o	We may be subject to the penny stock rules;

o

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to acquire PRC companies or to inject capital into WFOE, limit WFOE’s ability to distribute profits to us, or otherwise materially and adversely affect us.;

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

Contractual arrangements WFOE has entered into may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes could substantially reduce our consolidated net income and the value of your investment.

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements of the WFOE do not represent arm’s-length prices and consequently adjust WFOE’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by the WFOE, which could in turn increase its tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties on WFOE for any unpaid taxes. Our consolidated net income may be materially and adversely affected if WFOE’s tax liabilities increase or if they are subject to late payment fees or other penalties.

We may be affected by adverse changes in taxation law, tax treaties and in the practice of tax authorities.

Changes in taxation legislation, tax treaties and in the practice of tax authorities can affect investment behavior which can have the effect of making specific kinds of investment products either more or less attractive to existing or potential clients.

We cannot predict the impact of future changes to tax legislation, tax treaties and the practice of tax authorities on our business or on the attractiveness of our investment products. Amendments to existing tax legislation (in particular if there is a withdrawal of any available tax relief or an increase in tax rates) and tax treaties or the introduction of new rules and new tax treaties or changes in the practice of tax authorities may affect the investment decisions of either existing or potential clients. Changes from time to time in the interpretation of existing tax laws, amendments to existing tax rates, the introduction of new tax legislation and tax treaties, a change in the interpretation of tax legislation, any change in the practice of enforcement of such legislation or any particular change in our tax treatment or our funds could have a material adverse effect on our business, growth prospects, net inflows of AUM, fee income, results of operations and/or financial condition.

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

U.S. Investors face added risks from the Company’s classification as a foreign private issuer.

Subject to the requirements and public policy considerations as stipulated under applicable PRC Laws relating to the enforceability of foreign court judgments, submission to foreign jurisdiction for dispute resolution and choice of law, and also subject to the conditions described under the caption “Enforceability of Civil Liabilities” in the Registration Statement and Prospectus, (i) the irrevocable submission of the Company to the jurisdiction of any courts in the United States, the waiver by the Company of any objection to the venue of a proceeding in any such court, the waiver and agreement not to plead an inconvenient forum, the waiver of sovereign immunity

Under PRC Laws, neither the Material PRC Company, nor their respective properties, assets or revenues, are entitled to any right of immunity on the grounds of sovereignty or otherwise from any legal action, suit or proceeding, from set-off or counterclaim, from the jurisdiction of any court, from services of process, from attachment prior to or in aid of execution of any judgment, or from other legal processes or proceedings for the giving of any relief or for the enforcement of any judgment.

The Company’s principal executive offices and our officers and directors are located outside of the United States. This could make the enforcement and/or service of process of a shareholder claim or judgment difficult.

U.S shareholders may face difficulties in effecting service of process against the Company and our officers and director. Even with proper service of process, the enforcement of judgments obtained in U.S. courts or foreign courts based on the civil liability provisions of the U.S. federal securities laws would be extremely difficult. Furthermore, there would be added costs and issues with bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the Company or its officers and directors, and they still may be fruitless.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The Ministry of Commerce of the People’s Republic of China (“MOFCOM”) published a discussion draft of the proposed Foreign Investment law (“Draft Foreign Investment Law”) in January 2015 aiming to, upon enactment, replace the existing laws regulating foreign investment in China, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law, and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations. The MOFCOM is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The Draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance, and business operation.

Among other things, the Draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a FIE. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in a “negative list,” which is classified into the “catalogue of prohibitions” and “catalogue of restrictions,” to be separately issued by the State Council later. Foreign investors are not allowed to invest in any sector set forth in the catalogue of prohibitions. If the FIE is engaged in the industry listed in the catalogue of restrictions, it needs market entry clearance by the MOFCOM. Otherwise, prior approval from governmental authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE.

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

KENONGWO GROUP US, INC.

Date: March 23, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: March 23, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KENONGWO GROUP US, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

Exhibit No.	Description
3.1	Certificate of Incorporation of Kenongwo Group US, Inc. (incorporated by reference to Exhibit 3.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

3.2	By-Laws of Kenongwo Group US, Inc. (incorporated by reference to Exhibit 3.2 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration statement on Form S-1 filed on August 6, 2020).

4.6	Description of Capital Stock. (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on April 15, 2022).

10.1	English translation of the Equity Transfer Agreement dated January 1, 2019 by and between Mr. Xiaoming Zhang, as the transferor and Kenongwo Group US, Inc., as the transferee (incorporated by reference to Exhibit 10.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.2	English translation of the Equity Transfer Agreement dated January 1, 2019 by and between Ms. Yuhua Zhang, as the transferor and Kenongwo Group US, Inc., as the transferee (incorporated by reference to Exhibit 10.2 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.3	Form of the English translation of Debt-to-Equity Conversion Agreement by and among the Company, Jiangxi Kenongwo Technology Co., Ltd. and the creditors (incorporated by reference to Exhibit 10.3 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.4	Form of the Private Placement Subscription Agreement by and between the Company and the investors (incorporated by reference to Exhibit 10.4 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

10.5	English Translation of the Form of Mountain Forest Farm Lease Agreement (incorporated by reference to Exhibit 10.5 to the Draft Registration Statement on Form S-1 filed on June 5, 2020).

10.6	English Translation of the Stock Entrustment Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on June 5, 2020).

10.7	English Translation of the Cooperation Agreement, dated April 27, 2019, by and among Jiangxi Kenongwo Technology Co., Ltd., Haijin Li and Weizhong Zhang (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on July 17, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Draft Registration Statement on Form S-1 filed on January 31, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

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

March 23, 2023

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