Form 10-K
period 2022-12-31
Kenongwo Group US, Inc.
filed 2023-06-27
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

The number of outstanding shares of the registrant’s common stock on June 27, 2023, was 101,882,485.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2022

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

ii

ITEM 1. BUSINESS

Overview

Kenongwo Group US, Inc. is a Nevada holding company, operating through our wholly-owned subsidiary, Jiangxi Kenongwo Technology Co., Ltd. (“Jiangxi Kenongwo”), a company incorporated under the laws of the PRC. Through Jiangxi Kenongwo, We are primarily engage in studying, developing, manufacturing and selling bamboo charcoal biomass organic fertilizers, amino acid water-soluble fertilizers, selenium-rich foliage fertilizers and other types of fertilizers in the PRC.

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

On December 16, 2021, PCAOB issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Determination, respectively. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over-the-counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, our common stocks may be delisted. The audit report included in this registration statement for the year ended December 31, 2022, was issued by Assentsure PAC, an audit firm that is headquartered in Singapore, and was not identified in this report as a firm subject to PCAOB’s determination.

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

The Company or our subsidiary is required to obtain from Chinese authorities to operate our business. The Material PRC Company has obtained all material Governmental Authorizations necessary for its business operations and such Governmental Authorizations are in full force and effect and all required Governmental Authorizations have been duly obtained.

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

Raw Materials and Suppliers

Moso bamboo is the crucial raw material for the production of bamboo charcoal, bamboo vinegar and organic selenium. The Moso bamboo resources are abundant in Yichun City, Jiangxi Province and they can regenerate fast. We plan to grow Moso bamboos by ourselves in the future We have been working with 8 suppliers, including Binjiang Yinglan Construction Service Department at Yuanzhou District, Ms. Xueping Li and others to procure Moso bamboos.

We have easy access to and we procure the packaging materials, including bags, bottles and cartons, and packaging labels for each type of fertilizers from local manufacturers and suppliers.

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2022 and December 31, 2021.

Our Suppliers

	December 31,		December 31,
	2022		2021
Supplier	Amount $	%	Amount $	%
Bozhou Lifeng Organic Fertilizer Technology Co., Ltd	1,800,011	35.75	-	-
Yifeng Ronghua Carbon Industry Co., Ltd	544,984	10.82	-	-

Our Customers

Our customers are mainly located in provinces of Xinjiang, Guizhou, Jiangxi, Hainan, Fujian, Chongqing and Jiangsu.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2022 and December 31, 2021.

	December 31,		December 31,
	2022		2021
Customers	Amount $	%	Amount $	%
Jiangxi Zhensen Agricultural Technology Co., Ltd	1,844,301	24.14	-	-
Jiangxi Yebao Technology Co., Ltd	1,606,286	21.03	-	-
Hainan Yijing Agricultural Development Co., Ltd	917,409	12.01	82,413	15.18
Jiangxi Menglai Agricultural Development Co., Ltd	767,712	10.05	-	-

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

Intellectual Property

We develop and protect our intellectual property portfolio by registering our trademarks, copyrights and domain names. As of the date of this report, we have four registered trademarks with the Trademark Office of the PRC State Administration for Industry & Commerce with an effective period from July 7, 2018 to July 6, 2028 and one domain name (www.jxknw.com) with Ministry of Industry and Information Technology with effective periods from February 28, 2018 to February 28, 2028. Six trademarks and two trademarks pending application.

In addition, we own the below patents (including four pending patents):

No.	Patent Name	Patent Number	Effective Period
1	Multi-Functional High-Efficiency Bamboo Charcoal Production Device	ZL 2017 2 1264881.3	2017-2037
2	A long-acting organic composite fertilizer for lychee made from sugarcane bagasse and its preparation method	201410397202.4	2014-2034

No.	Name of the Pending Patent	Number of the Pending Patent	Status
1	Calcium fertilizer and its preparation method	202111667065.8	In review
2	Planting methods of selenium rich pineapple	202111542541.3	In review
3	Multi-Functional High-Efficiency Bamboo Charcoal Production Device	2017 10904098.7	In review
4	A 20-month method to ensure fruit hanging and branches control for Fertile oranges	202011272902.2	In review

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

Employees

As of the date of this report, we have 54 full-time employees and 6 part-time employees. The departments cover, sales and marketing, administration, customer service, accounting, design, research and development and human resources. We are required under PRC law to make contributions to employee benefit plans for our PRC-based full-time employees at specified percentages of the salaries, bonuses and certain allowances of such employees, up to a maximum amount specified by the local governments in China and we also are required to make contributions to the work-related injury insurance for the part-time employees. We maintain a good working relationship with our employees, and as of the date of this report, we have not experienced any material labor disputes in the past. None of our employees are represented by labor unions.

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

We consider our major suppliers in each period to be those suppliers that accounted for more than 10% of overall purchases in such period. For the year ended December 31, 2022, two key suppliers accounted for a total of over 35.75% and 10.82% of our purchases.

In addition, for the year ended December 31, 2022, two key customers accounted for a total of over 15% of our revenues. As the majority of our revenues are driven by individual orders for fertilizer products, there can be no assurance that we will maintain or improve the relationships with customers. There can be no assurance that we will maintain or improve the relationships with customers. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2022, 2 major suppliers accounted for more than 10% of our purchases. We are dependent on our suppliers for our products. Our suppliers may fail to meet timelines or contractual obligations or provide us with sufficient products, which may adversely affect our business. Failure to appropriately structure or adequately manage our agreements with third parties may adversely affect our supply of products. We may not be able to replace a service provider within a reasonable period of time, on as favorable terms or without disruption to our operations. Any adverse changes to our relationships with third-party suppliers could have a material adverse effect on our image, brand and reputation, as well as on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2022 and 2021.

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

Our Chief Executive Officer, Mr. Jianjun Zhong, beneficially owns approximately 55.8% of our issued and outstanding shares of common stock (based on the number of shares of common stock outstanding as of the date of this report). Mr. Zhong alone will be able to impact matters requiring stockholder approval. For example, he may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of Mr. Zhong and our management may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol KNGW. Trading is very sporadic; the most recent trade was for 100 shares at $1.00 per share, on June 27, 2023.

Holders

As of June 27, 2023, we have record 105 record holders of our common stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern as the  Company’s net income is positive in 2022 and the Company is able to obtain financial support from shareholder to meet its short term liquidity shortage.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the year ended December 31, 2022 and December 31, 2021.

	For the Year Ended
	December 31,		Variance
	2022	2021	Amount	%
	$	$	$
Revenues	7,639,624	542,845	7,096,779	1307.33%
Cost of revenues	5,460,592	954,310	4,506,282	472.20%
Gross profit	2,179,032	(411,465)	2,590,497	(629.58)%
Operating expenses:
Selling expenses	207,232	302,156	(94,924)	(31.42)%
General and administrative expenses	1,012,953	672,340	340,613	50.66%
Total operating expenses	1,220,185	974,496	245,689	25.21%
Income (Loss) from operations	958,847	(1,385,961)	2,344,808	(169.18)%
Other income	9,945	21,835	(11,890)	(54.45)%
Interest expense	(32,243)	(29,719)	(2,524)	8.49%
Other expense	(1,395)	(7,563)	6,168	(81.55)%
Total other income (expense)	(23,693)	(15,447)	(8,246)	53.38%
Income (Loss) before income taxes	935,154	(1,401,408)	2,336,562	(166.73)%
Income taxes	-	-	-
Net income (loss)	935,154	(1,401,408)	2,336,562	(166.73)%

Revenue

For the year ended December 31, 2022, our total revenue was $7,639,624, representing an increase of 1307.33% compared to $542,845 for the same period in 2021. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Years Ended
	December 31,
	2022	2021
Revenues – Solid organic fertilizers	$7,639,624	$471,837
Revenues –Liquid organic fertilizers	-	71,008
Total revenues	$7,639,624	$542,845

Cost of revenues

Cost of revenues for the fertilizers was $5,460,592 and $954,310 for the years ended December 31, 2022 and 2021, respectively, representing an increase of 472.20%. The increase in cost of revenues was in line with an increase in revenue.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Years Ended
	December 31,
	2022	2021
Cost of revenues – Solid organic fertilizers	$5,460,592	$852,233
Cost of revenues – Liquid organic fertilizers	-	102,077
Total cost of revenues	$5,460,592	$954,310

Gross Profit

Our gross profit was $2,179,032 and negative $411,465 with gross margin of 28.52% and negative 75.80% for the years ended December 31, 2022 and 2021, respectively. The gross margin improved because the revenue increased 1307.33% while the cost of revenue increased 472.20% for the year ended December 31, 2022 compared to the same period in 2021.

Selling Expenses

Our selling expenses were $207,232 for the year ended December 31, 2022, representing a decrease of $94,924 or 31.42% compared to $302,156 for the year ended December 31, 2021. It was mainly the Company controls costs, reduces travel expenses, advertising expenses, etc.

General and Administrative Expenses

The general and administrative expenses increased by $340,613, or 50.66% from $672,340 for the year ended December 31, 2021 to $1,012,953 for the year of 2022 due to the increase in professional fees, allowance for credit losses and operational costs associated with the increase in business operations.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $125,027 and $158,308 for the years ended December 31, 2022 and 2021 respectively.

Net Income (loss)

Our net income (loss) was $935,154 and $(1,401,408) for the years ended December 31, 2022 and 2021, respectively, representing an increase of $2,336,562. It was due to the increase in revenues, as discussed above.

Liquidity and Capital Resources

Our working capital profit (deficit) was $229,703 and $(3,760,370) for the years ended December 31, 2022 and 2021, respectively.

We have respectively financed our operations over the years ended December 31, 2022 and 2021 primarily through proceeds from advances from related parties, and net cash inflow from operation.

The components of cash flows are discussed below:

	For the Year Ended
	December 31,
	2022	2021
Net cash (used in) provided by operating activities	$142,903	$(260,828)
Net cash used in investing activities	(66,645)	(1,318,700)
Net cash provided by financing activities	161,779	1,590,481
Exchange rate effect on cash	(13,522)	(7,461)
Net cash (outflow) inflow	$224,515	$3,492

Cash used in Operating Activities

For the year ended December 31, 2022, net cash provided by operating activities was $142,903, which consisted primarily of net income of $935,154, and was adjusted by depreciation and amortization of $223,218, allowance for credit losses expenses of $257,906 and gain on disposal of PPE of $1,083. The Company had an increase of $623,305  in account payables and accrued payables, as the Company negotiated with its major vendors for credit term extension, a decrease of $1,642,060 in accounts receivable because the Company extended the credit term to existing and new customers, an increase of $109,096 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, and a decrease of $334,408 in inventories, and an increase $6,919 in deferred tax assets, and an increase $34,624 in advances from customers.

For the year ended December 31, 2021, net cash used in operating activities was $260,828, which consisted primarily of net loss of $1,401,408, and was adjusted by depreciation and amortization of $75,023. The Company had an increase of $1,197,844 in account payables and accrued payables, and that was due to it took the Company longer to pay off some major vendors, an increase of $17,947 in accounts receivable because more customers are developed and longer payment terms were offered to loyal customers, an increase of $78,619 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment, and a decrease of $120,883 in inventories.

Cash used in Investing Activities

Net cash used in investing activities was $66,645 for the year ended December 31, 2022. The activities consisted of our investments of $53,423 in purchasing plant and equipment.

Net cash used in investing activities was $1,318,700 for the year ended December 31, 2021. The activities consisted of our investments of $1,319,101 in purchasing plant and equipment.

Cash Provided by Financing Activities

Net cash used in financing activities was $161,779 for the year ended December 31, 2022. During this year, cash provided by financing activities mainly includes advances from related party of $56,497, advances from director of $105,282.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 and 2021, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

The material weakness identified by our management as of December 31, 2022 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate. The cumulative effects of the above identified weaknesses resulted in the inability to file the financial reports on a timely basis.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

The following table sets forth certain information with respect to our directors and executive officer:

Name	Age	Position
Jianjun Zhong	53	Chairman, President, Treasurer and Secretary
Zhenggen Zhang	56	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the compensation earned by our named executive officer for the years ended December 31, 2022 and 2021.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Jianjun Zhong	2022	125,845	0	0	0	125,845
Jianjun Zhong	2021	-	-	-	-	-

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

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2022 and 2021.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2022 and 2021 by the executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2022 and 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2022 and 2021 under any long-term incentive plan.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Our directors have agreed not to and did not receive any compensation for their services as directors for the years ended December 31, 2022 and 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As noted in Item 1, on November 1, 2021, FINRA announced a 1-for-10 reverse split of our then-outstanding common shares, which took effect of November 2, 2021. The following table provides information as to shares of common stock beneficially owned as of June 27, 2023, by:

●	each director;

●	each named executive officer; and

●	each person known by us to beneficially own at least 5% of our common stock.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jianjun Zhong	56,890,675	55.8%
Zhenggen Zhang	200,000	Less than 1%

(1)	Applicable percentages are based on 101,882,485 shares outstanding as of June 27, 2023 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2022, the Company issued 100,000,000 post-reverse split restricted shares to our CEO, Jianjun Zhong for a consideration of $100,000. Shortly thereafter, Mr. Zhong transferred 44,509,325 of those shares to 82 non-US persons.

“During the year ended December 31, 2022, the shareholder, Mr. Jianjun Zhong waived off a shareholder’s loan balance of US$2,542,554 (RMB 18,000,000) due to him.

As of December 31, 2022 and 2021, the outstanding balances of $54,562 and nil were due to Mr. Keqi Li, the supervisor of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of December 31, 2022 and 2021, the outstanding balance due to shareholders was $234,848 and $3,070,210, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by Assentsure PAC, our independent public accountants for the following professional services it performed for us during the fiscal year ended December 31, 2022 and 2021, as set forth in the table below:

	2022	2021
Audit Fees	$63,000	$85,000
Audit Related Fees	$31,500	$0
Tax Fees	$0	$0
All other fees	$0	$0
TOTAL FEES	$94,500	$85,000

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

KENONGWO GROUP US, INC.

Date: June 27, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: June 27, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KENONGWO GROUP US, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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

DECEMBER 31, 2022 AND 2021

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
Kenongwo Group US, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kenongwo Group US, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

June 27, 2023

We have served as the Company’s auditor since 2022.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021
(Stated in US Dollars)

	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$234,048	$9,533
Accounts receivable, net	1,517,700	166,293
Other receivables, net	189,118	164,354
Inventories	571,658	271,674
Advances and prepayments to suppliers	34,475	152,750
Total Current Assets	2,546,999	764,604

Investment		-
Plant and equipment, net	1,818,210	2,099,684
Construction in progress, net	96,249	94,892
Intangible assets, net	44,345	52,505
Total Non-current Assets	1,958,804	2,247,081
Total Assets	$4,505,803	$3,011,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$912,608	$844,588
Accrued expenses and other payables	1,074,183	609,112
Taxes payable	7,584	986
Advances from customers	33,510	78
Amount due to shareholder	234,849	3,070,210
Due to related parties	54,562	-
Total Current Liabilities	2,317,296	4,524,974

Non-Current Liabilities
Long-term loans	430,750	470,537
Total Liabilities	2,748,046	4,995,511

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 101,882,485 shares issued and outstanding as of December 31, 2022, 1,882,485 shares issued and outstanding as of December 31, 2021, respectively	10,188	188
Paid in capital	3,126,612	494,058
Accumulated deficit	(1,501,803)	(2,436,957)
Accumulated other comprehensive income (loss)	122,760	(41,115)
Total Stockholders’ Equity	1,757,757	(1,983,826)
Total Liabilities and Stockholders’ Equity	$4,505,803	$3,011,685

The accompanying notes are an integral part of these consolidated financial statements.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Stated in US Dollars)

	2022	2021
Revenue	$7,639,624	$542,845
Cost of revenues	5,460,592	954,310
Gross profit	2,179,032	(411,465)

Operating expenses
Selling and marketing expenses	207,232	302,156
General and administrative expenses	1,012,953	672,340
Total operating expenses	1,220,185	974,496

Income (loss) from operations	958,847	(1,385,961)

Other income (expenses):
Interest income	-	-
Interest expenses	(32,243)	(29,719)
Other income	9,945	21,835
Other expenses	(1,395)	(7,563)
Total other (expenses) income	(23,693)	(15,447)

Income (loss) before income taxes	935,154	(1,401,408)

Provision for income taxes	-	-

Net income (loss)	$935,154	$(1,401,408)

Other comprehensive income (loss):
Foreign currency translation adjustment	163,875	(28,457)
Comprehensive income (loss)	$1,099,029	$(1,429,865)

Income (Loss) per share – Basic and diluted	0.01	(0.74)

Basic and diluted weighted average shares outstanding	101,882,485	1,882,485

The accompanying notes are an integral part of these consolidated financial statements.

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Stated in US Dollars)

	Number of	Common	Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance, January 1, 2021	1,882,485	$188	$494,058	$(1,035,549)	$(12,658)	$(553,961)
Net loss	-	-	-	(1,401,408)	-	(1,401,408)
Foreign currency translation adjustment	-	-	-	-	(28,457)	(28,457)
Balance, December 31, 2021	1,882,485	$188	$494,058	$(2,436,957)	$(41,115)	$(1,983,826)

Balance, January 1, 2022	1,882,485	$188	$494,058	$(2,436,957)	$(41,115)	$(1,983,826)
Net income		-	-	935,154	-	935,154
Issuance of shares	100,000,000	10,000	90,000	-	-	100,000
Contribution by shareholder through waive of payables to shareholder	-	-	2,542,554	-	-	2,542,554
Foreign currency translation adjustment	-	-	-	-	163,875	163,875
Balance, December 31, 2022	101,882,485	$10,188	$3,126,612	$(1,501,803)	$122,760	$1,757,757

The accompanying notes are an integral part of these consolidated financial statements

KENONGWO GROUP US, INC.

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Stated in US Dollars)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$935,154	$(1,401,408)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	223,218	75,023
Allowance for credit losses	257,906	-
Gain on disposal of PPE	(1,083)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,642,060)	17,947
Other receivables	(69,768)	(107,970)
Inventories	(334,408)	(120,883)
Advances and prepayments	109,096	78,619
Accounts and other payables and accruals	630,224	1,197,844
Advances from customers	34,624	-
Net cash (used in) provided by operating activities	142,903	(260,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in plant and equipment	(53,423)	(1,319,101)
Intangible assets	(4,846)	(1,069)
Purchase of CIP	(9,714)	-
Proceeds from disposal of equipment	1,338	1,470
Net cash used in investing activities	(66,645)	(1,318,700)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	56,497	1,210,725
Advances from director	105,282	-
Repayments of related party loan	-	(54,251)
Long-term loans	-	465,008
Repayment of loans	-	(31,001)
Net cash provided by financing activities	161,779	1,590,481

EFFECT OF EXCHANGE RATE ON CASH	(13,522)	(7,461)

NET INCREASE IN CASH	224,515	3,492
CASH, BEGINNING OF PERIOD	9,533	6,041
CASH, END OF PERIOD	234,048	9,533

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$32,243	$29,719
Cash paid for income tax	-	-

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for credit losses accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the year ended December 31, 2022 and 2021.

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

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	12/31/2022	12/31/2021
Period/year end RMB: US$ exchange rate	6.9646	6.3757
Period/annual average RMB: US$ exchange rate	6.7261	6.4515

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

The Company is subject to the Enterprise Income Tax (“EIT”) law of the People’s Republic of China. The Company’s primary operations are located in the PRC. The Company is high tech enterprises are subject to corporate income tax at a reduced rate of 15%.

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

Recent accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments are effective for all entities within their scope, which excludes not-for-profit entities and employee benefit plans, for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendment is permitted. The Company will adopt ASU No. 2021-10 effective January 1, 2022.The Company’s adoption of this guidance does not have a material impact on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2022	December 31, 2021
Accounts receivable	$1,854,314	$293,291
Less: Allowance for credit losses	(336,614)	(126,998)
Total accounts receivable, net	$1,517,700	$166,293

Movement of allowance for credit losses is as follows:

	December 31, 2022	December 31, 2021
Beginning balance	$(126,998)	$(124,041)
Addition	(228,171)	-
Currency re-alignment	18,555	(2,957)
Ending balance	$(336,614)	$(126,998)

NOTE 4 – OTHER RECIVABLES

Other receivable consist of the following:

	December 31, 2022	December 31, 2021
Loan receivable	$155,556	$98,243
Deposit	12,104	11,654
Others	21,458	54,457
	$189,118	$164,354

Amount due from third parties are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Raw materials	$328,007	$119,196
Goods in process	13,084	14,303
Finished goods	230,567	138,175
Total, net	$571,658	$271,674

NOTE 6 – ADVANCES AND PREPAYMENTS

The advances and prepayment balance of $34,475 and $152,750 as of December 31, 2022 and 2021 mainly represents the advanced payment to the suppliers for business purpose, respectively.

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Building	$1,387,914	$1,431,968
Operating equipment	648,446	677,518
Vehicle	20,590	20,590
Office equipment	100,275	105,847
	2,157,225	2,235,923
Less: Accumulated depreciation	(339,015)	(136,239)
	1,818,210	2,099,684
Construction in progress	96,249	94,892
	$1,914,459	$2,194,576

As of December 31, 2022 and 2021, depreciation expense amounted to $214,521 and $66,724, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $96,249 and $94,892 as of December 31, 2022 and 2021 represents the investment in building a processing plant and warehouse.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2022	2021

Non-patented technology	$71,792	$78,423
System and software	6,357	1,832
Less: Accumulated amortization	(33,804)	(27,750)
	$44,345	$52,505

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $71,792 and $78,423 as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, amortization expenses of intangible assets were $8,698 and $8,299, respectively.

NOTE 9 ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2022	December 31, 2021
Rental payable	$426,558	$324,164
Other payable	76,943	23,209
Amount due to third parties	182,773	-
Salary and related payables	146,967	137,967
Accrued expenses	240,942	123,772
Total	$1,074,183	$609,112

Amount due to third parties are obtained for working capital purposes.

Amount due to third parties are unsecured, non-interest bearing and repayable on demand.

Other payables relate to amount due to vendors for purchase of machineries and equipment not settled as of December 31, 2022 and December 31, 2021.

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LOAN PAYABLE

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of December 31, 2022 and 2021, the outstanding amount of the loan payable was $430,750 and $470,537. As of December 31, 2022 and 2021, the Company recognized interest expenses of $32,215 and $29,719.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company issued 100,000,000 post-reverse split restricted shares to our CEO, Jianjun Zhong for a consideration of $100,000. Shortly thereafter, Mr. Zhong transferred 44,509,325 of those shares to 82 non-US persons.

“During the year ended December 31, 2022, the shareholder, Mr. Jianjun Zhong waived off a shareholder’s loan balance of US$2,542,554 (RMB 18,000,000) due to him.

As of December 31, 2022 and 2021, the outstanding balances of $54,562 and nil were due to Mr. Keqi Li, the supervisor of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of December 31, 2022 and 2021, the outstanding balance due to shareholders was $234,848 and $3,070,210, respectively.

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
Customers	Amount $	%	Amount $	%
Jiangxi Zhensen Agricultural Technology Co., Ltd	1,844,301	24.14	-	-
Jiangxi Yebao Technology Co., Ltd	1,606,286	21.03	-	-
Hainan Yijing Agricultural Development Co., Ltd	917,409	12.01	82,413	15.18
Jiangxi Menglai Agricultural Development Co., Ltd	767,712	10.05	-	-

For the year ended December 31, 2022, six major clients accounted 99.77% of the total accounts receivables.

For the year ended December 31, 2021, four major clients accounted 71.61% of the total accounts receivables.

	December 31, 2022		December 31, 2021
Customers	Amount $	%	Amount $	%
Jiangxi Yebao Technology Co., Ltd	409,212	26.96	-	-
Jiangxi Zhensen Agricultural Technology Co., Ltd	310,140	20.43	-	-
Hainan Yijing Agricultural Development Co., Ltd	232,569	15.32	-	-
Ganzhou Jinruisheng Ecological Agriculture Development Co., Ltd	201,734	13.29	-	-
Tonggu Sibo Agricultural Development Co., Ltd	201,017	13.24	-	-
Yichun Wokunfang Trading Co., Ltd	159,521	10.51	-	-
Jutian Planting Professional Cooperative	-	-	30,750	18.49
Dezong Agricultural Company	-	-	41,569	25.00
Shandong Binyuan Agricultural Technology Co., Ltd	-	-	25,732	15.47
Jiangxi Junong Industrial Co., Ltd	-	-	21,035	12.65

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
Suppliers	Amount $	%	Amount $	%
Bozhou Lifeng Organic Fertilizer Technology Co., Ltd	1,800,011	35.75	-	-
Yifeng Ronghua Carbon Industry Co., Ltd	544,984	10.82	-	-

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of December 31, 2022 and 2021, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2022		2021
United States	$4,611	1.97%	$4,821	51%
China	229,437	98.03%	4,712	49%
Total cash and cash equivalents	$234,048	100%	$9,533	100%

KENONGWO GROUP US, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

The Company’s primary operations are located in the PRC. The Company is high tech enterprises are subject to corporate income tax at a reduced rate of 15%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Income (Loss) before tax	935,154	(1,401,408)

PRC Statutory Tax at 15% Rate	140,273	(210,211)
Utilization of deferred tax benefits previously not recognized	(140,273)	-
Deferred tax assets losses not recognized	-	210,211
Income tax	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the years ended December 31, 2022 and 2021.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and no subsequent event is identified.