Form 10-Q
period 2023-03-31
Kenongwo Group US, Inc.
filed 2023-07-27
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of July 27, 2023, there were 101,882,485 shares of common stock, $0.0001 par value per share, issued and outstanding.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$6,745	$234,048
Accounts receivable, net	1,987,433	1,517,700
Other receivables, net	242,291	189,118
Inventories	624,385	571,658
Advances and prepayments to suppliers	96,100	34,475
Total Current Assets	2,956,954	2,546,999

Plant and equipment, net	1,785,474	1,818,210
Construction in progress, net	97,551	96,249
Intangible assets, net	42,722	44,345
Total Non-current Assets	1,925,747	1,958,804
Total Assets	$4,882,701	$4,505,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$813,989	$912,608
Accrued expenses and other payables	1,265,141	1,074,183
Taxes payable	5,899	7,584
Advances from customers	79,906	33,510
Amount due to shareholder	8,088	234,849
Due to related parties	55,299	54,562
Total Current Liabilities	2,228,322	2,317,296

Non-Current Liabilities
Long-term loans	436,573	430,750
Total Liabilities	2,664,895	2,748,046

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 101,882,485 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10,188	10,188
Paid in capital	3,126,612	3,126,612
Accumulated deficit	(1,052,082)	(1,501,803)
Accumulated other comprehensive income	133,088	122,760
Total Stockholders’ Equity	2,217,806	1,757,757
Total Liabilities and Stockholders’ Equity	$4,882,701	$4,505,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Three months ended March 31,
	2023	2022
Revenue	$2,118,522	$1,894,177
Cost of revenues	1,428,443	1,428,427
Gross profit	690,079	465,750

Operating expenses
Selling and marketing expenses	62,521	63,947
General and administrative expenses	172,114	285,199
Total operating expenses	234,635	349,146

Income from operations	455,444	116,604

Other income (expenses):
Interest expenses	(6,858)	(8,355)
Other income	3,175	159
Other expenses	(2,040)	(788)
Total other expenses	(5,723)	(8,984)

Income before income taxes	449,721	107,620

Provision for income taxes	-	-

Net income	$449,721	$107,620

Other comprehensive income (loss):
Foreign currency translation adjustment	10,328	(38,448)
Comprehensive income	$460,049	$69,172

Income per share – Basic and diluted	-	0.06

Basic and diluted weighted average shares outstanding	101,882,485	1,882,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Number	Common	Paid-in	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total
Balance, January 1, 2022	1,882,485	$188	$494,058	$(2,436,957)	$(41,115)	$(1,983,826)
Net income	-	-	-	107,620	-	107,620
Foreign currency translation adjustment	-	-	-	-	(38,448)	(38,448)

Balance, March 31, 2022	1,882,485	$188	$494,058	$(2,329,337)	$(79,563)	$(1,914,654)

Balance, January 1, 2023	101,882,485	$10,188	$3,126,612	$(1,501,803)	$122,760	$1,757,757
Net income	-	-	-	449,721	-	449,721
Foreign currency translation adjustment	-	-	-	-	10,328	10,328

Balance, March 31, 2023	101,882,485	$10,188	$3,126,612	$(1,052,082)	$133,088	$2,217,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Three months ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$449,721	$107,620
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61,887	37,167
Changes in operating assets and liabilities:
Accounts receivable	(462,970)	(635,196)
Other receivables	(52,166)	(41,654)
Inventories	(46,377)	(81,194)
Prepayment and deposits	(63,031)	(26,599)
Accounts payable and accrued payables	60,933	303,998
Advances from customers	47,350	-
Net cash used in operating activities	(4,653)	(335,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in plant and equipment	(525)	(8,423)
Intangible assets	-	(1,783)
Net cash used in investing activities	(525)	(10,206)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	-	356,854
Repayment of director	(238,281)	-
Net cash (used in)/ provided by financing activities	(238,281)	356,854

EFFECT OF EXCHANGE RATE ON CASH	16,156	(11,819)

NET DECREASE IN CASH	(227,303)	(1,029)
CASH, BEGINNING OF PERIOD	234,048	9,533
CASH, END OF PERIOD	$6,745	$8,504

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$6,858	$8,355
Cash paid for income tax	$-	$-

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful credit losses accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2023 and 2022.

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	3/31/2023	12/31/2022	3/31/2022
Period/year end RMB: US$ exchange rate	6.8717	6.9646	6.3482
Period/annual average RMB: US$ exchange rate	6.6676	6.7261	6.3504

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2023	December 31, 2022
Accounts receivable	$2,294,490	$1,854,314
Less: Allowance for doubtful accounts	(307,057)	(336,614)
Total accounts receivable, net	$1,987,433	$1,517,700

Movement of allowance for doubtful accounts is as follows:

	March 31, 2023	December 31, 2022
Beginning balance	$(336,614)	$(126,998)
Write-off/(Addition)	35,154	(228,171)
Currency re-alignment	(5,597)	18,555
Ending balance	$(307,057)	$(336,614)

NOTE 4 – OTHER RECIVABLES

Other receivable consist of the following:

	March 31, 2023	December 31, 2022
Loan receivable	$195,612	$155,556
Deposit	12,268	12,104
Others	34,411	21,458
Ending balance	$242,291	$189,118

Amount due from third parties are unsecured, non-interest bearing and repayable on demand.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	March 31, 2023	December 31, 2022

Raw materials	$377,434	$328,007
Goods in process	19,117	13,084
Finished goods	227,834	230,567
Total, net	$624,385	$571,658

NOTE 6 – PREPAYMENTS

The prepayment balance of $96,100 and $34,475 as of March 31, 2023 and December 31, 2022 mainly represents the advanced payment to the suppliers for business purpose, respectively.

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment at March 31, 2023 and December 31, 2022 consisted of:

	March 31, 2023	December 31, 2022
Building	$1,382,011	$1,387,914
Operating equipment	657,212	648,446
Vehicle	20,868	20,590
Office equipment	102,141	100,275
	2,162,232	2,157,225
Less: Accumulated depreciation	(376,758)	(339,015)
	1,785,474	1,818,210
Construction in progress	97,551	96,249
	$1,883,025	$1,914,459

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PLANT AND EQUIPMENT (CONTINUED)

As of March 31, 2023 and March 31, 2022, depreciation expense amounted to $59,597 and $35,026, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $97,551 and $96,249 as of March 31, 2023 and December 31, 2022 represents the investment in building a processing plant and warehouse.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2023	2022

Non-patented technology	$72,762	$71,792
System and software	6,443	6,357
Less: Accumulated amortization	(36,483)	(33,804)
	$42,722	$44,345

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $72,762 and $71,792 as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and March 31, 2022, amortization expenses of intangible assets were $2,290 and $2,142, respectively.

NOTE 9 – LONG-TERM LOANS

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of March 31, 2023 and December 31, 2022, the outstanding amount of the loan payable was $436,573 and $430,750. As of March 31, 2023 and 2022, the Company recognized interest expenses of $6,858 and $8,355.

NOTE 10 ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	December 31,
	2023	2022

Rental payable	$483,455	$426,558
Other payable	83,980	76,943
Amount due to third parties	406,728	182,773
Salary and related payables	85,526	146,967
Accrued expenses	205,452	240,942
Total	$1,265,141	$1,074,183

Amount due to third parties are obtained for working capital purposes.

Amount due to third parties are unsecured, non-interest bearing and repayable on demand.

Other payables relate to amount due to vendors for purchase of machineries and equipment not settled as of March 31, 2023 and December 31, 2022.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

As of March 31, 2023 and December 31, 2022, the outstanding balances of $55,299 and $54,562  were due to Mr. Keqi Li, the supervisor of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of March 31, 2023 and December 31, 2022, the outstanding balance due to shareholders was $8,088 and $234,849, respectively.

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of March 31, 2023 and 2022.

	March 31, 2023		March 31, 2022
Customers	Amount $	%	Amount $	%
Jiangxi Zhensen Agricultural Technology Co., Ltd	503,933	23.79	672,148	35.49
Jiangxi Yebao Technology Co., Ltd	462,688	21.84	490,520	25.90
Hainan Yijing Agricultural Development Co., Ltd	366,701	17.31	-	-
Ganzhou Jinruisheng Ecological Agriculture Development Co., Ltd	303,710	14.34	-	-
Tonggu Sibo Agricultural Development Co., Ltd	299,960	14.16	-	-
Jiangxi Menglai Agricultural Development Co., Ltd	-	-	611,154	32.26

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of March 31, 2023 and 2022.

	March 31, 2023		March 31, 2022
Suppliers	Amount $	%	Amount $	%
Bozhou Lifeng Manure Technology Co., Ltd	436,118	33.40	733,197	55.98
Yifeng Ronghua Carbon Industry Co., Ltd	252,299	19.32	-	-
Jiangxi Shanghe Ecological Agriculture Co., Ltd	210,500	16.12	-	-
Nanchang Mingrui Chemical Co., Ltd	181,560	13.91	-	-
Nanchang Fuying Plastic Industry Co., Ltd	156,684	12.00	-	-
Yuanzhou District Sanyi Chemical Products Sales Department	-	-	446,293	34.07

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of March 31, 2023 and December 31, 2022, the Company’s cash balances by geographic area were as follows:

	March 31,		December 31,
	2023		2022
United States	$4,611	68.36%	$4,611	1.97%
China	2,134	31.64%	229,437	98.03%
Total cash and cash equivalents	$6,745	100%	$234,048	100%

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

The Company’s primary operations are located in the PRC. The Company is high tech enterprises are subject to corporate income tax at a reduced rate of 15%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Income (Loss) before tax	$449,721	$107,620

PRC Statutory Tax at 15% Rate	67,458	16,143
Utilization of deferred tax benefits previously not recognized	(67,458)	(16,143)
Income tax	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the three months ended March 31, 2023 and 2022.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern as the Company’s net income is positive on March 31, 2023 and the Company is able to obtain financial support from shareholder to meet its short term liquidity shortage.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended March 31, 2023 and 2022

	For the Three months ended March 31,		Variance
	2023	2022	Amount	%
	$	$	$
Revenues	2,118,522	1,894,177	224,345	11.84
Cost of revenues	1,428,443	1,428,427	16	-
Gross profit	690,079	465,750	224,329	48.17
Operating expenses:
Selling expenses	62,521	63,947	(1,426)	(2.23)
General and administrative expenses	172,114	285,199	(113,085)	(39.65)
Total operating expenses	234,635	349,146	(114,511)	(32.80)
Income from operations	455,444	116,604	338,840	290.59
Other income (expense):
Interest expense	(6,858)	(8,355)	1,497	(17.92)
Other income, net	3,175	159	3,016	1896.86
Other expenses	(2,040)	(788)	(1,252)	158.88
Total other income	(5,723)	(8,984)	3,261	(36.30)
Income before income taxes	449,721	107,620	342,101	317.88
Income taxes	-	-	-	-
Net income	449,721	107,620	342,101	317.88

Revenue

For the three months ended March 31, 2023, our total revenue was $2,118,522, representing an increase of 11.84% compared to $1,894,177 for the same period in 2022. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended March 31,
	2023	2022
Revenues – Solid organic fertilizers	$2,118,522	$1,894,177
Total revenues	$2,118,522	$1,894,177

Cost of revenues

Cost of revenues for the fertilizers was $1,428,443and $1,428,427 for the three months ended March 31, 2023 and 2022, respectively, an increase $16. The small increase in cost of sales was due to the liberalization of the logistics industry the Company’s raw material costs have also been reduced.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended March 31,
	2023	2022
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$1,428,443	$1,428,427
Total cost of revenues	$1,428,443	$1,428,427

Gross Profit

Our gross profit was $690,079 and $465,750 with gross margin of 32.57% and 24.59%, for the three months ended March 31, 2023 and 2022, respectively. The increase in gross profit was due to cost of sales was reduced.

Selling Expenses

Our selling expenses were $62,521 for the three months ended March 31, 2023, representing a decrease of $1,426 or 2.23% compared to $63,947 for the three months ended March 31, 2022. Selling expenses are not much different compared to the same period of last fiscal year.

General and Administrative Expenses

General and administrative expenses decreased by $113,085, or 39.65% from $285,199 for the three months ended March 31, 2022 to $172,114 for the same period in 2023. This decrease was mainly due to gift, meal, and conference expenses was reduced.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $36,632 and $42,529 for the three months ended March 31, 2023 and 2022, respectively.

Net Income

Our net income was $449,721 and $107,620 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $342,101. It was due to the increase in revenues, as discussed above.

Liquidity and Capital Resources

Our working capital deficit was $728,632 and $229,703 for the three months ended March 31, 2023 and December 31, 2022, respectively.

We have respectively financed our operations over the three months ended March 31, 2023 and 2022 primarily through proceeds from advances from related parties and the long-term loans.

The components of cash flows are discussed below:

	For the Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(4,653)	$(335,858)
Net cash used in investing activities	(525)	(10,206)
Net cash (used in)/provided by financing activities	(238,281)	356,854
Exchange rate effect on cash	16,156	(11,819)
Net cash outflow	$(227,303)	$(1,029)

Cash used in Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $4,653, which consisted primarily of net income of $449,721, which was adjusted by depreciation and amortization of $61,887. The Company had an increase of $60,933 in account payables and accrued payables, a  decrease of $462,970 in accounts receivable, a  decrease of $63,031 in prepayments to the suppliers. The Company incurred a  decrease in inventories of $46,377 and a  decrease in other receivable of $52,166.

For the three months ended March 31, 2022, net cash used in operating activities was $335,858, which consisted primarily of net income of $107,620, which was adjusted by depreciation and amortization of $37,167. The Company had an increase of $303,998 in account payables and accrued payables which was due to the fact that the Company purchased raw materials and paid off the bills in longer terms, a  decrease of $635,196 in accounts receivable which was due to longer payment terms offered to loyal customers, a  decrease of $26,599 in prepayments to the suppliers for procurement of raw materials and deposit for the building materials and equipment. The Company incurred a  decrease in inventories of $81,194 and a  decrease in other receivable of $41,654.

Cash used in Investing Activities

Net cash used in investing activities was $525 for the three months ended March 31, 2023. The activities consisted of $525 in purchasing plant and equipment.

Net cash used in investing activities was $10,206 for the three months ended March 31, 2022. The activities consisted of $10,206 in purchasing plant and equipment and Intangible assets in progress.

Cash Provided by Financing Activities

Net cash used in financing activities was $238,281 for the three months ended March 31, 2023. During this period, Repayment to director of $238,281.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2023 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENONGWO GROUP US, INC.

Date: July 27, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: July 27, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)