Form 10-K/A
period 2021-12-31
Kenongwo Group US, Inc.
filed 2023-08-14
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No.2 to

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

The number of outstanding shares of the registrant’s common stock on August 1, 2022, was 101,882,482.

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

All of the equity interests of the Material PRC Company are owned by Kenongwo Group US, Inc., and (ii) the Material PRC Company has obtained all Governmental Authorizations for the ownership interest owned by Kenongwo Group US, Inc. Such Governmental Authorizations include the examination and approval of fertilizer license, which is based on Article 25 of the Agricultural Law of the People’s Republic of China, the Management for the Administration of Fertilizer Registration (Order No. 32 and No. 38 by the Ministry of Agriculture), and the Requirements for Fertilizer Registration Materials (Publication No. 161 from the Ministry of Agriculture). Organic fertilizers are required to be registered with provincial agricultural department. Our fertilizers are registered. The equity interests of the Material PRC Company are owned by Kenongwo Group US, Inc. free and clear of any pledge or other encumbrance under PRC Laws, and there are no outstanding rights, warrants or options to acquire, or instruments convertible into or exchangeable for, any equity interest in the Material PRC Company under PRC Laws, except for such encumbrance that would not be reasonably expected to have a Material Adverse Effect. “Material Adverse Effect,” as used herein, means a material adverse effect on the assets, liabilities, properties or business of the Company. However, (i) if the Company does not receive or maintain the necessary permissions or approvals, (ii) inadvertently concludes that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we will be forced to divert our resources to address such errors or omissions or potentially cease operations.

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

The legal and operational risks associated with being based in or having the majority of the Company’s operations in China could result in a material change in the value of our securities and result in a material change in the Company’s operations.

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

The Company will settle amounts owed under the WFOE structure by transferring dividends, or distributions between the holding company and its subsidiaries, or to investors, which have not yet occurred. We rely primarily on dividends paid by the WFOE for our cash needs, including the funds necessary to pay dividends and other cash distributions, if any, to our shareholders, to service any debt we may incur and to pay our operating expenses. We have not made nor received such distributions to date and we have no current cash management policies in place. We will look to implement one in the near future.

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

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China, which could materially and adversely affect our business. General macroeconomic conditions may materially and adversely affect our business, prospects, results of operations and financial position. The PRC government’s control over foreign currency conversion may adversely affect our business and results of operations and our ability to remit dividends

Because the Company is not undertaking an offering, issuance or sale of the shares of our common stock, nor does the Company have any plans to undertake such, a prior approval from the China Securities Regulatory Commission (“CSRC”) is be required. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any Governmental Agency will not take a view that is contrary to or otherwise different from our opinions stated herein.

Jiangxi Kenongwo Technology Co., Ltd. obtained the National High-tech Enterprise Certificate on September 14, 2020. The approving authorities are: Jiangxi Provincial Department of Science and Technology, Jiangxi Provincial Department of Finance, Jiangxi Provincial Taxation Bureau of State Taxation Bureau.

Trading securities may be prohibited under the Holding Foreign Companies Accountable Act (“HFCAA”), as amended by the Consolidated Appropriations Act (“CAA”) of 2023. If the PCAOB determines that it cannot inspect or fully investigate the Company’s auditor for two consecutive years, and that as a result an exchange may determine to delist your securities. On December 29, 2022, the CAA was signed into law by President Biden. The CAA contained, among other things, an identical provision to the AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. Since our current registered public accounting firm is not located in the PRC or Hong Kong, the CAA does not apply. However, if it were to expand to Signapore, you may be deprived of the benefits of regular inspections which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities on a national exchange or “over-the-counter” markets may be prohibited under the HFCAA.

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Given that: (i) we do not possess personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, this offering would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review (2021). As a result of the nature of the Company’s operations and size, the Company does not believe that the above is applicable to the Company. Additionally, The Company is of the belief that the expenses of engaging PRC counsel would be unduly burdensome on the Company, and thus, the Company has not sought to engage PRC counsel to obtain an additional opinion pertaining to the Company’s understanding of all required approvals and permission to operate our business.

According to the Notice by the General Office of the State Council of Comprehensively Implementing the List-based Management of Administrative Licensing Items (No. 2 [2022] of the General Office of the State Council) and its attachment, the List of Administrative Licensing Items Set by Laws, Administrative Regulations, and Decisions of the State Council (2022 Edition), as of the date of this prospectus, our PRC subsidiary has received from PRC authorities all requisite licenses, permissions or approvals needed to engage in the businesses currently conducted in China. As of the date of this prospectus, neither we nor our PRC Subsidiary (i) are required to obtain permissions from any PRC authorities to operate or issue our ordinary shares to foreign investors, (ii) are subject to permission requirements from the CSRC, the CAC or any other entity that is required to approve our PRC Subsidiary’s operations, or (iii) have received or were denied such permissions by any PRC authorities.

We believe that we are not currently required to obtain approval from Chinese authorities, including the China Securities Regulatory Commission, or CSRC, or CAC, to list or become quoted on U.S. exchanges/quotation servicers or issue securities to foreign investors, however, if we were required to obtain approval in the future and were denied permission from Chinese authorities to list or become quoted on U.S. exchanges and/or quotation servicers, we will not be able to continue to be quoted or listed on U.S. exchanges, which would materially affect the interests of the investors. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list or become quoted on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list or become quoted on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry; if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deem relevant, and subject to the restrictions contained in any future financing instruments. To date, our cash is used for the development and operation of the WFOE. Since the Company has just recently started to recognizing material revenue, it has not yet arranged to issue dividends or distribution and as the Company is trying to use the funds for the company’s development, the shareholders’ income will not be arranged for the time being. Because our funds are used for the development of domestic enterprises, there is no foreign exchange restriction for the time being. However, our ability to transfer cash between our entities is compromised because the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates. It is possible that the PRC authorities may lift restrictions on fluctuations in Renminbi exchange rates and lessen intervention in the foreign exchange market in the future.

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

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends.

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

On February 17, 2023, the China Securities Regulatory Commission, or CSRC, issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. As of the date of this prospectus, we have not received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other PRC governmental authorities. As the Trial Measures were newly published and there is uncertainty with respect to the filing requirements and the implementation, if we are required to submit to the CSRC and complete the filing procedures of our overseas public offering and listing, we cannot be sure that we will be able to complete such filings in a timely manner. Any failure or perceived failure by us to comply with such filing requirements under the Trial Measures may result in forced corrections, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities. In addition, changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or U.S. regulations may materially and adversely affect our business, financial condition and results of operations. Any such changes could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.

With respect to the domestic company, non-compliance with the Trial Measures or an overseas listing completed in breach of it may result in a warning or a fine ranging from RMB 1 million to RMB10 million. Furthermore, the directly responsible executives and other directly responsible personnel of the domestic company may be warned, or fined between RMB 500,000 and RMB 5 million and the controlling shareholder, actual controllers, and other legally appointed persons of the domestic company may be warned, or fined between RMB 1 million and RMB 10 million. If, during the filing process, the domestic company conceals important factors or the content is materially false, and securities are not issued, they are subject to a fine of RMB1 million to RMB10 million. With respect to the directly responsible executives and other directly responsible personnel of the domestic company, they are subject to a warning and fine between RMB 500,000 and RMB 5 million, and with respect to the controlling shareholder, actual controllers, and other legally appointed persons of the domestic company, they are subject to a warning and fine between RMB 1 million and RMB 10 million.

As of the date of this prospectus, the Trial Measures have come into effect. After March 31, 2023, any failure or perceived failure by the domestic company or PRC subsidiaries to comply with the above confidentiality and archives administration requirements under the Trial Measures and other PRC laws and regulations may result in that the relevant entities would be held legally liable by competent authorities, and referred to the judicial organization to be investigated for criminal liability if suspected of committing a crime.

According to a translated copy of the current and effective regulations promulgated by the China Securities Regulatory Commission, that is, the “Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” Article 2 states, “Direct overseas offering and listing by domestic companies refers to such overseas offering and listing by joint-stock company incorporated domestically. Indirect overseas offering and listing by domestic companies refers to such overseas offering and listing by a company in the name of an overseas incorporated entity, whereas the company’s major business operations are located domestically and such offering and listing is based on the underlying equity, assets, earnings or other similar rights of a domestic company”. Accordingly, as the Company believes it is not a joint-stock company incorporated domestically, this offering is not a direct overseas offering and listing by a domestic company, this offering is not an indirect overseas offering and listing by domestic companies, and this offering and listing by the Company is not based on the underlying equity, assets, earnings or other similar rights of a domestic company due to there being no domestic company involved in this offering and there is no connection between the Company and this offering to any domestic company. The Company does not believe that it is required to seek authorizations from Chinese authorities, the company has taken no actions in regards to the CSRC approval and does not intend to do so, and the company does not believe that this offering is contingent upon receipt of approval from the CSRC.

According to a translated copy of the current and effective regulations promulgated by the China Securities Regulatory Commission, that is, the "Regulations on Strengthening the Confidentiality and Archives Management Work Related to the Overseas Issuance and Listing of Securities" Article 3 states, "A domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant entities or individuals including securities companies, securities service providers, and overseas regulators, documents and materials that contain state secrets or government work secrets, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level. Where there is ambiguity or dispute over the identification of a state secret, a request shall be submitted to the competent secrecy administrative department for determination; where there is ambiguity or dispute over the identification of a government work secret, a request shall be submitted to the competent government authority for determination.” Further, Article 4 states that, “A domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant entities or individuals including securities companies, securities service providers, and overseas regulators, other documents and materials that, if divulged, will jeopardize national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations.” Accordingly, as the Company does not believe its operations fall into the above legal provisions, the Company does not believe that it is required to seek authorizations from Chinese authorities

Corporate History and Structure

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

Subject to the requirements and public policy considerations as stipulated under applicable PRC Laws relating to the enforceability of foreign court judgments, submission to foreign jurisdiction for dispute resolution and choice of law, and also subject to the conditions described under the caption “Enforceability of Civil Liabilities,” (i) the irrevocable submission of the Company to the jurisdiction of any courts in the United States, the waiver by the Company of any objection to the venue of a proceeding in any such court, the waiver and agreement not to plead an inconvenient forum, the waiver of sovereign immunity

Under PRC Laws, neither the Material PRC Company, nor their respective properties, assets or revenues, are entitled to any right of immunity on the grounds of sovereignty or otherwise from any legal action, suit or proceeding, from set-off or counterclaim, from the jurisdiction of any court, from services of process, from attachment prior to or in aid of execution of any judgment, or from other legal processes or proceedings for the giving of any relief or for the enforcement of any judgment.

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

We believe that the Company is not subject to the requirements of Cyberspace Administration of China (“CAC”) and specifically the cybersecurity law, because we are not an Internet company and do not have the amount of customer data required for pre-approval, so it is not subject to the Chinese cybersecurity law.

The Company or our subsidiary is required to obtain from Chinese authorities to operate our business. The Material PRC Company has obtained all material Governmental Authorizations necessary for its business operations and such Governmental Authorizations are in full force and effect and all required Governmental Authorizations have been duly obtained.

Enforceability of Civil Liabilities

All of our assets are located outside the United States. In addition, all of our directors and officers are nationals and/or residents of jurisdictions other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be nearly impossible for shareholder to effect service of process within the United States upon us or such persons, or to enforce against them or against us, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. It may also be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. Even in the event there is a judgement, the Company will likely be able to continue operations without addressing such judgment. The shareholder will also have difficulty bringing an action in the PRC because it does not adhere to the securities laws of the United States.

Industry Overview

Overview of the PRC Fertilizer Industry

According to Gulf Petrochemicals & Chemicals Association, China is the biggest fertilizer producer and consumer in the world. Total fertilizer consumption in China represents around a third of global fertilizer use. According to China Fertilizers Market – Growth, Trends, And Forecasts (2019–2024) (source: www.mordorintelligence.com), the China fertilizers market is projected to grow at a compound annual growth rate (CAGR) of 0.62% during the forecast period, 2019-2024. The market growth is restrained by the Chinese government’s zero-growth policy and environmental protection policy system for rural areas and the agricultural sector, in order to control the pollution and achieve green development. The national policies prohibit the use of pesticides, and require organic fertilizers to replace chemical fertilizers. In 2020, there was zero-growth in fertilizer and pesticide consumption. The policymakers are adjusting fertilizer consumption structure and promoting accurate fertilization, improved fertilization, and use of more micronutrients and secondary fertilizers, as compared to straight fertilizers, particularly nitrogenous fertilizers. This policy is expected to provide a fillip to the growth of the market for bio-fertilizers in China.

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

1.	General-Function Fertilizers – Bamboo charcoal biomass organic fertilizer

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

o	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this report based on foreign laws;

o	We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business;

o	Our employment practices may be adversely impacted under the labor contract law of the PRC;

o	Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation;

o	The custodians or authorized users of our controlling non-tangible assets, including chops and seals, may fail to fulfill their responsibilities, or misappropriate or misuse these assets;

o	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment;

o	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

o	Transferring cash out of the PRC could face restriction or taxation on the Company;

o	Uncertainties with respect to the PRC legal system could have a material adverse effect on us;

o	Rules and regulations in China can change quickly with little advance notice to the Company;

o	The Chinese government can intervene or influence our operations at its whim, materially effecting our operations;

o	PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us;

o	U.S. investors face added risks from the Company’s classification as a foreign private issuer;

o	If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders and the common stock holders;

o	We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies;

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

o	Our Corporate Structure may be affected by the new PRC Foreign Investment Law;

o	We may be or become subject to regulation by the CAC;

o	We rely on dividends paid by WFOE for our cash needs.

●	Risks Relating to Ownership of Our Common Stock

o	The market price of our common stock may be volatile or may decline regardless of our operating performance;

o	We do not intend to pay dividends for the foreseeable future;

o	Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding common stock in the public marketplace could reduce the price of our common stock;

o	Since our operations and assets are located in China, shareholders may find it difficult to enforce a U.S. judgement against the assets of our Company, our directors and executive officers;

o	Our principal stockholder and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;

o	We may be subject to the penny stock rules;

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

We started engaging in our business in the last few years and have limited revenues to date. As our business develops or in response to competition, we may continue to introduce new products and services or make adjustments to our existing products and business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans facilitated by our companies, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. The risks and challenges we encounter or may encounter in this developing and rapidly evolving market may have impacts on our business and prospects. These risks and challenges include our ability to, among other things:

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

If the Company were to undertake an offering, the Chinese government has the authority to exert material oversight and implement restrictions that could make it nearly impossible for the Company to raise funds it may need to continue operations. This could cause the Company to offer securities at a lower price, which could significantly reduce the value of our shares and the amount we could raise. This could, in turn, cause our securities to be worthless.

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

The PRC government may intervene or influence your operations at any time, which could result in a material change in our operations and/or the value of our securities.

The governmental authorities in the PRC have vast power to change rules or regulations, at any time, with little or no notice. Such changes or additional oversight could have a material impact on our operations or cause the Company to spend additional funds addressing new or changed regulations, which would hinder our business plan and could effect the value of our securities.

U.S. Investors face added risks from the Company’s classification as a foreign private issuer.

Subject to the requirements and public policy considerations as stipulated under applicable PRC Laws relating to the enforceability of foreign court judgments, submission to foreign jurisdiction for dispute resolution and choice of law, and also subject to the conditions described under the caption “Enforceability of Civil Liabilities,” (i) the irrevocable submission of the Company to the jurisdiction of any courts in the United States, the waiver by the Company of any objection to the venue of a proceeding in any such court, the waiver and agreement not to plead an inconvenient forum, the waiver of sovereign immunity

Under PRC Laws, neither the Material PRC Company, nor their respective properties, assets or revenues, are entitled to any right of immunity on the grounds of sovereignty or otherwise from any legal action, suit or proceeding, from set-off or counterclaim, from the jurisdiction of any court, from services of process, from attachment prior to or in aid of execution of any judgment, or from other legal processes or proceedings for the giving of any relief or for the enforcement of any judgment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol KNGW. Trading is very sporadic; the most recent trade was for $0 .32 per share, on August 14, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As noted in Item 1, on November 1, 2021, FINRA announced a 1-for-10 reverse split of our then-outstanding common shares, which took effect of November 2, 2021. The following table provides information as to shares of common stock beneficially owned as of August 1, 2022, by:

●	each director;

●	each named executive officer; and

●	each person known by us to beneficially own at least 5% of our common stock.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jianjun Zhong	56,890,675	55.8%

Zhenggen Zhang	200,000	Less than 1%

(1)

Applicable percentages are based on 101,882,485 shares outstanding as of August 1, 2022 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

KENONGWO GROUP US, INC.

Date: August 14, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
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