Form 10-Q
period 2023-06-30
Kenongwo Group US, Inc.
filed 2023-08-16
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

As of August 16, 2023, there were 101,882,485 shares of common stock, $0.0001 par value per share, issued and outstanding.

KENONGWO GROUP US, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$5,081	$234,048
Accounts receivable, net	1,628,512	1,517,700
Other receivables, net	230,349	189,118
Inventories	621,675	571,658
Advances and prepayments to suppliers	137,956	34,475
Total Current Assets	2,623,573	2,546,999

Plant and equipment, net	1,642,989	1,818,210
Construction in progress, net	94,384	96,249
Intangible assets, net	38,612	44,345
Total Non-current Assets	1,775,985	1,958,804
Total Assets	$4,399,558	$4,505,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$727,734	$912,608
Accrued expenses and other payables	831,508	1,074,183
Taxes payable	4,818	7,584
Advances from customers	43,421	33,510
Amount due to shareholder	57,291	234,849
Due to related parties	-	54,562
Total Current Liabilities	1,664,772	2,317,296

Non-Current Liabilities
Long-term loans	415,179	430,750
Total Liabilities	2,079,951	2,748,046

Stockholders’ Equity:
Common Stock, $0.0001 par value, 110,000,000 shares authorized; 101,882,485 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10,188	10,188
Paid in capital	3,126,612	3,126,612
Accumulated deficit	(844,902)	(1,501,803)
Accumulated other comprehensive income	27,709	122,760
Total Stockholders’ Equity	2,319,607	1,757,757
Total Liabilities and Stockholders’ Equity	$4,399,558	$4,505,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Revenue	$1,535,042	$1,654,237	$3,653,564	$3,548,414
Cost of revenues	1,112,454	1,303,451	2,540,897	2,731,878
Gross profit	422,588	350,786	1,112,667	816,536
Operating expenses
Selling and marketing expenses	51,295	54,856	113,816	118,803
General and administrative expenses	154,994	152,377	327,108	437,576
Total operating expenses	206,289	207,233	440,924	556,379

Income from operations	216,299	143,553	671,743	260,157

Other (expenses) income:
Interest expenses	(6,660)	(8,007)	(13,518)	(16,362)
Other income	614	5,332	3,789	5,491
Other expenses	(3,073)	(1,007)	(5,113)	(1,795)
Total other (expenses) income	(9,119)	(3,682)	(14,842)	(12,666)

Income before taxes	207,180	139,871	656,901	247,491
Provision for income taxes	-	-	-	-

Net income	$207,180	139,871	656,901	247,491

Other comprehensive income (loss):
Foreign currency translation adjustment	(105,379)	109,243	(95,051)	70,795
Comprehensive income	$101,801	$249,114	$561,850	$318,286

Earnings per share
- Basic and diluted	$-	$0.07	$0.01	$0.13
Basic and diluted weighted average shares outstanding	101,882,485	1,882,485	101,882,485	1,882,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Number	Common	Paid-in	Accumulated	Accumulated Other Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total
Balance, January 1, 2022	1,882,485	$188	$494,058	$(2,436,957)	$(41,115)	$(1,983,826)
Net income	-	-	-	107,620	-	107,620
Foreign currency translation adjustment	-	-	-	-	(38,448)	(38,448)

Balance, March 31, 2022	1,882,485	$188	$494,058	$(2,329,337)	$(79,563)	$(1,914,654)
Net income	-	-	-	139,871	-	139,871
Foreign currency translation adjustment	-	-	-	-	109,243	109,243
Balance, June 30, 2022	1,882,485	$188	$494,058	$(2,189,466)	$29,680	$(1,665,540)

Balance, January 1, 2023	101,882,485	$10,188	$3,126,612	$(1,501,803)	$122,760	$1,757,757
Net income	-	-	-	449,721	-	449,721
Foreign currency translation adjustment	-	-	-	-	10,328	10,328

Balance, March 31, 2023	101,882,485	$10,188	$3,126,612	$(1,052,082)	$133,088	$2,217,806
Net income	-	-	-	207,180	-	207,180
Foreign currency translation adjustment	-	-	-	-	(105,379)	(105,379)

Balance, June 30, 2023	101,882,485	$10,188	$3,126,612	$(844,902)	$27,709	$2,319,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENONGWO GROUP US, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Six months ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$656,901	$247,491
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	118,884	73,488
Loss on disposal of PPE	2,906	-
Changes in operating assets and liabilities:
Accounts receivable	(172,769)	(992,424)
Other receivables	(50,125)	(58,052)
Inventories	(73,709)	(24,864)
Prepayment and deposits	(109,211)	116,664
Accounts payable and accrued payables	(374,306)	142,753
Advances from customers	11,598	425
Net cash provided by/ (used in) operating activities	10,169	(494,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in plant and equipment	(4,120)	(42,545)
Proceeds from disposal of equipment	823	-
Purchase of CIP	(1,683)	-
Intangible assets	-	(1,746)
Net cash used in investing activities	(4,980)	(44,291)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	-	512,401
Repayment of related party	(54,841)	-
Repayment of director	(180,468)	-
Net cash (used in)/ provided by financing activities	(235,309)	512,401

EFFECT OF EXCHANGE RATE ON CASH	1,153	26,625

NET DECREASE IN CASH	(228,967)	216
CASH, BEGINNING OF PERIOD	234,048	9,533
CASH, END OF PERIOD	$5,081	$9,749

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$13,518	$16,362
Cash paid for income tax	$-	$-

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2023 and 2022.

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	6/30/2023	12/31/2022	6/30/2022
Period/year end RMB: US$ exchange rate	7.2258	6.9646	6.7114
Period/annual average RMB: US$ exchange rate	6.9291	6.7261	6.4835

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

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2023	December 31, 2022
Accounts receivable	$1,920,428	$1,854,314
Less: Allowance for doubtful accounts	(291,916)	(336,614)
Total accounts receivable, net	$1,628,512	$1,517,700

Movement of allowance for doubtful accounts is as follows:

	June 30, 2023	December 31, 2022
Beginning balance	$(336,614)	$(126,998)
Write-off/(Addition)	33,924	(228,171)
Currency re-alignment	10,774	18,555
Ending balance	$(291,916)	$(336,614)

NOTE 4 – OTHER RECIVABLES

Other receivable consist of the following:

	June 30, 2023	December 31, 2022
Loan receivable	$203,187	$155,556
Deposit	11,667	12,104
Others	15,495	21,458
Ending balance	$230,349	$189,118

Amount due from third parties are unsecured, non-interest bearing and repayable on demand.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	June 30, 2023	December 31, 2022

Raw materials	$356,048	$328,007
Goods in process	19,489	13,084
Finished goods	246,138	230,567
Total, net	$621,675	$571,658

NOTE 6 – PREPAYMENTS

The prepayment balance of $137,956 and $34,475 as of June 30, 2023 and December 31, 2022 mainly represents the advanced payment to the suppliers for business purpose, respectively.

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment at June 30, 2023 and December 31, 2022 consisted of:

	June 30, 2023	December 31, 2022
Building	$1,290,828	$1,387,914
Operating equipment	625,005	648,446
Vehicle	19,845	20,590
Office equipment	94,336	100,275
	2,030,014	2,157,225
Less: Accumulated depreciation	(387,025)	(339,015)
	1,642,989	1,818,210
Construction in progress	94,384	96,249
	$1,737,373	$1,914,459

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PLANT AND EQUIPMENT (CONTINUED)

As of June 30, 2023 and June 30, 2022, depreciation expense amounted to $114,576 and $69,091, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $94,384 and $96,249 as of June 30, 2023 and December 31, 2022 represents the investment in building a processing plant and warehouse.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2023	2022

Non-patented technology	$69,196	$71,792
System and software	6,128	6,357
Less: Accumulated amortization	(36,712)	(33,804)
	$38,612	$44,345

The Company invested in the development of a product tracking system design, detect and defend against counterfeit products. The Company’s original cost was $69,196 and $71,792 as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and June 30, 2022, amortization expenses of intangible assets were $4,308 and $4,071, respectively.

NOTE 9 – LONG-TERM LOANS

On February 5, 2021, the Company entered into a new unsecured loan agreement with Yichun Village Commercial Bank in the amount of $464,389, with a due date of February 4, 2024. The loan carried an annualized interest rate of 7%. As of June 30, 2023 and December 31, 2022, the outstanding amount of the loan payable was $415,179 and $430,750. As of June 30, 2023 and 2022, the Company recognized interest expenses of $13,518 and $16,362.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	December 31,
	2023	2022

Rental payable	$185,902	$426,558
Other payable	30,457	76,943
Amount due to third parties	386,796	182,773
Salary and related payables	87,650	146,967
Accrued expenses	140,703	240,942
Total	$831,508	$1,074,183

Amount due to third parties are obtained for working capital purposes.

Amount due to third parties are unsecured, non-interest bearing and repayable on demand.

Other payables relate to amount due to vendors for purchase of machineries and equipment not settled as of June 30, 2023 and December 31, 2022.

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

As of June 30, 2023 and December 31, 2022, the outstanding balances of nil and $54,562 were due to Mr. Keqi Li, the supervisor of the Company. These balances were advances made to the Company for general working capital purposes. The amounts are due on demand, non-interest bearing, and unsecured.

As of June 30, 2023 and December 31, 2022, the outstanding balance due to shareholders was $57,291 and $234,849, respectively.

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of June 30, 2023 and 2022.

	June 30, 2023		June 30, 2022
Customers	Amount $	%	Amount $	%
Jiangxi Zhensen Agricultural Technology Co., Ltd	877,456	24.02	1,080,418	30.45
Jiangxi Yebao Technology Co., Ltd	818,141	22.39	828,254	23.34
Hainan Yijing Agricultural Development Co., Ltd	627,424	17.17	-	-
Tonggu Sibo Agricultural Development Co., Ltd	531,092	14.54	-	-
Ganzhou Jinruisheng Ecological Agriculture Development Co., Ltd	488,878	13.38	-	-
Jiangxi Menglai Agricultural Development Co., Ltd	-	-	796,433	22.44

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of June 30, 2023 and 2022.

	June 30, 2023		June 30, 2022
Suppliers	Amount $	%	Amount $	%
Bozhou Lifeng Manure Technology Co., Ltd	746,103	32.65	1,126,360	47.24
Yifeng Ronghua Carbon Industry Co., Ltd	438,739	19.20	-	-
Jiangxi Shanghe Ecological Agriculture Co., Ltd	344,585	15.08	-	-
Nanchang Mingrui Chemical Co., Ltd	309,225	13.53	-	-
Nanchang Fuying Plastic Industry Co., Ltd	267,054	11.69	-	-
Yuanzhou District Sanyi Chemical Products Sales Department	-	-	437,130	18.33

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. As of June 30, 2023 and December 31, 2022, the Company’s cash balances by geographic area were as follows:

	June 30, 2023		December 31, 2022
United States	$4,611	90.75%	$4,611	1.97%
China	470	9.25%	229,437	98.03%
Total cash and cash equivalents	$5,081	100%	$234,048	100%

KENONGWO GROUP US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

The Company’s primary operations are located in the PRC. The Company is high tech enterprises are subject to corporate income tax at a reduced rate of 15%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Income (Loss) before tax	$656,901	$247,491

PRC Statutory Tax at 15% Rate	98,535	37,124
Utilization of deferred tax benefits previously not recognized	(98,535)	(37,124)
Income tax	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary for the six months ended June 30, 2023 and 2022.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern as the Company’s net income is positive on June 30, 2023 and the Company is able to obtain financial support from shareholder to meet its short term liquidity shortage.

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

The Company derives its revenues from the sale of fertilizer products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Results of Operations

Comparison of the Three months ended June 30, 2023 and 2022

	For the Three months ended June 30,		Variance
	2023	2022	Amount	%
	$	$	$
Revenues	1,535,042	1,654,237	(119,195)	(7.21)
Cost of revenues	1,112,454	1,303,451	(190,997)	(14.65)
Gross profit	422,588	350,786	71,802	20.47
Operating expenses:
Selling expenses	51,295	54,856	(3,561)	(6.49)
General and administrative expenses	154,994	152,377	2,617	1.72
Total operating expenses	206,289	207,233	(944)	(0.46)
Income from operations	216,299	143,553	72,746	50.68
Other income (expense):
Interest expense	(6,660)	(8,007)	1,347	(16.82)
Other (expenses) income	(2,459)	4,325	(6,784)	(156.85)
Total other expenses	(9,119)	(3,682)	(5,437)	147.69
Income before income taxes	207,180	139,871	67,309	48.12
Income taxes	-	-	-	-
Net income	207,180	139,871	67,309	48.12

Revenue

For the three months ended June 30, 2023, our total revenue was $1,535,042, representing a decrease of 7.21% compared to $1,654,237 for the same period in 2022. This decrease was mainly due to the change in exchange rate, actually the amount of RMB was increased, an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three months ended June 30,
	2023	2022
Revenues – Solid organic fertilizers	$1,535,042	$1,654,237
Total revenues	$1,535,042	$1,654,237

Cost of revenues

Cost of revenues for the fertilizers was $1,112,454 and $1,303,451 for the three months ended June 30, 2023 and 2022, respectively, a decrease $0.19 million. The small decrease in cost of sales was due to the liberalization of the logistics industry the Company’s raw material costs have also been reduced.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Three months ended June 30,
	2023	2022
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$1,112,454	$1,303,451
Total cost of revenues	$1,112,454	$1,303,451

Gross Profit

Our gross profit was $422,588 and $350,786 with gross margin of 27.53% and 21.21%, for the three months ended June 30, 2023 and 2022, respectively. The increase in gross profit was due to cost of sales was reduced.

Selling Expenses

Our selling expenses were $51,295 for the three months ended June 30, 2023, representing a decrease of $3,561 or 6.49% compared to $54,856 for the three months ended June 30, 2022. Selling expenses are not much different compared to the same period of last fiscal year.

General and Administrative Expenses

General and administrative expenses increased by $2,617, or 1.72% from $152,377 for the three months ended June 30, 2022 to $154,994 for the same period in 2023.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $37,437 and $40,955 for the three months ended June 30, 2023 and 2022, respectively.

Net Income

Our net income was $207,180 and $139,871 for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $67,309. It was due to the increase in revenues, as discussed above.

Comparison of the Six months ended June 30, 2023 and 2022

	For the Six months ended June 30,		Variance
	2023	2022	Amount	%
	$	$	$
Revenues	3,653,564	3,548,414	105,150	2.96
Cost of revenues	2,540,897	2,731,878	(190,981)	(6.99)
Gross profit	1,112,667	816,536	296,131	36.27
Operating expenses:
Selling expenses	113,816	118,803	(4,987)	(4.20)
General and administrative expenses	327,108	437,576	(110,468)	(25.25)
Total operating expenses	440,924	556,379	(115,455)	(20.75)
Income from operations	671,743	260,157	411,586	158.21
Other income (expense):
Interest expense	(13,518)	(16,362)	2,844	(17.38)
Other (expenses) income	(1,324)	3,696	(5,020)	(135.82)
Total other expense	(14,842)	(12,666)	(2,176)	17.18
Income before income taxes	656,901	247,491	409,410	165.42
Income taxes	-	-	-	-
Net income	656,901	247,491	409,410	165.42

Revenue

For the six months ended June 30, 2023, our total revenue was $3,653,564, representing an increase of 2.96% compared to $3,548,414 for the same period in 2022. This increase was mainly due to an increase in demand of our products after the Company developed and obtained more customers.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Six months ended June 30,
	2023	2022
Revenues – Solid organic fertilizers	$3,653,564	$3,548,414
Total revenues	$3,653,564	$3,548,414

Cost of revenues

Cost of revenues for the fertilizers was $2,540,897 and $2,731,878 for the six months ended June 30, 2023 and 2022, respectively, a  decrease $0.19 million. The small decrease in cost of sales was due to the liberalization of the logistics industry the Company’s raw material costs have also been reduced.

The Company’s disaggregate cost of revenues streams are summarized as follows:

	For the Six months ended June 30,
	2023	2022
Cost of revenues – Bamboo charcoal biomass organic fertilizers	$2,540,897	$2,731,878
Total cost of revenues	$2,540,897	$2,731,878

Gross Profit

Our gross profit was $1,112,667 and $816,536 with gross margin of 30.45% and 23.01%, for the six months ended June 30, 2023 and 2022, respectively. The increase in gross profit was due to cost of sales was reduced.

Selling Expenses

Our selling expenses were $113,816 for the six months ended June 30, 2023, representing a decrease of $4,987 or 4.20% compared to $118,803 for the six months ended June 30, 2022. Selling expenses are not much different compared to the same period of last fiscal year.

General and Administrative Expenses

General and administrative expenses decreased by $110,468, or 25.25% from $437,576 for the six  months ended June 30, 2022 to $327,108 for the same period in 2023. This decrease was mainly due to gift, meal, and conference expenses was reduced.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $74,069 and $82,610 for the six months ended June 30, 2023 and 2022, respectively.

Net Income

Our net income was $656,901 and $247,491 for the six months ended June 30, 2023 and 2022, respectively, representing an increase of $409,410. It was due to the increase in revenues, as discussed above.

Liquidity and Capital Resources

Our working capital gain  was $958,801 and $229,703 at  the six months ended June 30, 2023 and December 31, 2022, respectively.

We have respectively financed our operations over the six months ended June 30, 2023 and 2022 primarily through proceeds from advances from related parties and the long-term loans.

The components of cash flows are discussed below:

	For the Six months ended June 30,
	2023	2022
Net cash provided by / (used in) operating activities	$10,169	$(494,519)
Net cash used in investing activities	(4,980)	(44,291)
Net cash (used in)/provided by financing activities	(235,309)	512,401
Exchange rate effect on cash	1,153	26,625
Net cash (outflow) inflow	$(228,967)	$216

Cash used in Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $10,169, which consisted primarily of net income of $656,901, which was adjusted by depreciation and amortization and loss on disposal of PPE of $118,884 and $2,906. The Company had a decrease of $374,306 in account payables and accrued payables, a decrease of $172,769 in accounts receivable, a decrease of $109,211 in prepayments to the suppliers. The Company incurred a decrease in inventories of $73,709 and a decrease in other receivable of $50,125.

For the six months ended June 30, 2022, net cash used in operating activities was $494,519, which consisted primarily of net income of $247,491, which was adjusted by depreciation and amortization of $73,488. The Company had a decrease  of $142,753 in account payables and accrued payables, an increase of $992,424 in accounts receivable, a  decrease of $116,664 in prepayments to the suppliers, which were offset by an increase of $24,864 in inventories and an increase in other receivable of $58,052.

Cash used in Investing Activities

Net cash used in investing activities was $4,980 for the six months ended June 30, 2023.

Net cash used in investing activities was $44,291 for the six months ended June 30, 2022. The activities consisted of our investments of $42,525 in purchasing plant and equipment and an adjustment of $1,746 of intangible assets due to currency exchange effect.

Cash Provided by Financing Activities

Net cash used in financing activities was $235,309 for the six months ended June 30, 2023. During this period, Repayment to director and related parties of $235,309.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2023 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the six months ended June 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KENONGWO GROUP US, INC.

Date: August 16, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 16, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)