Form 10-K/A
period 2021-12-31
Kenongwo Group US, Inc.
filed 2023-09-22
CIK 1797762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No.3 to

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

ii

ITEM 1. BUSINESS

Overview

Kenongwo Group US, Inc. is a Nevada holding company, operating through our wholly-owned subsidiary, Jiangxi Kenongwo Technology Co., Ltd. (“Jiangxi Kenongwo”), a company incorporated under the laws of the PRC. Through Jiangxi Kenongwo, We primarily engage in studying, developing, manufacturing and selling bamboo charcoal biomass organic fertilizers, amino acid water-soluble fertilizers, selenium-rich foliage fertilizers and other types of fertilizers in the PRC.

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

The legal and operational risks associated with being based in or having the majority of the Company’s operations in China could result in a material change in the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless and result in a material change in the Company’s operations.

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

The Company will settle amounts owed under the WFOE structure by transferring dividends, or distributions between the holding company and its subsidiaries and consolidated entities, or to investors, which have not yet occurred. The Company intends to rely primarily on dividends paid by the WFOE for our cash needs for applicable agreements, and the funds necessary to pay dividends and other cash distributions, if any, to our shareholders, to service any debt we may incur and to pay our operating expenses. The Company has made no such distributions to date nor has it received any distributions from the WFOE to date, and The Company has no current cash management policies in place. The Company will look to implement one in the near future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, our WFOE may experience difficulties in completing the administrative procedures necessary to pay distributions from its profits, if any. Furthermore, if our WFOE incurs debt on its own in the future, the instruments governing the debt may restrict their ability to pay distributions or make other payments. If SIPN or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our Shares.

Cash dividends, if any, on the Company’s shares will be paid in U.S. dollars. If the Company is considered a PRC tax resident enterprise for tax purposes, any dividends paid to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

There are no legal, arbitral or governmental proceedings, regulatory investigations or other governmental decisions, rulings, orders, or actions before any Governmental Agencies in progress or pending in the PRC to which the Company or any Material PRC Company is a party or to which any assets of any Material PRC Company is a subject which, if determined adversely against any of the Company and the Material PRC Company.

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

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Given that: (i) we do not possess personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, we are not required to apply for a cybersecurity review under the Measures for Cybersecurity Review (2021). As a result of the nature of the Company’s operations and size, the Company does not believe that the above is applicable to the Company.

At present, we do not believe our operations require the approval and or permission of Chinese authorities. This is because the Company’s business is fertilizer, which we believe does not require the approval and permission of the Chinese government. The “Special Management Measures for Foreign Investment Access (Negative List) (2021 Edition)” and “Market Access Negative List (2022 Edition)” issued by the Chinese government do not include the industry and business the Company is involved in. The Company is of the belief that the expenses of engaging PRC counsel would be unduly burdensome on the Company, and thus, the Company has not sought to engage PRC counsel to obtain an additional opinion pertaining to the Company’s understanding of all required approvals and permission to operate our business.

According to the Notice by the General Office of the State Council of Comprehensively Implementing the List-based Management of Administrative Licensing Items (No. 2 [2022] of the General Office of the State Council) and its attachment, the List of Administrative Licensing Items Set by Laws, Administrative Regulations, and Decisions of the State Council (2022 Edition), as of the date of this annual report, our PRC subsidiary has received from PRC authorities all requisite licenses, permissions or approvals needed to engage in the businesses currently conducted in China. As of the date of this annual report, neither we nor our PRC Subsidiary (i) are required to obtain permissions from any PRC authorities to operate or issue our ordinary shares to foreign investors, (ii) are subject to permission requirements from the CSRC, the CAC or any other entity that is required to approve our PRC Subsidiary’s operations, or (iii) have received or were denied such permissions by any PRC authorities.

We believe that we are not currently required to obtain pre-approval from Chinese authorities, including the China Securities Regulatory Commission, or CSRC, or CAC, to list or become quoted on U.S. exchanges/quotation servicers or issue securities to foreign investors, however, if we were required to obtain approval in the future and were denied permission from Chinese authorities to list or become quoted on U.S. exchanges and/or quotation servicers, we will not be able to continue to be quoted or listed on U.S. exchanges, which would materially affect the interests of the investors. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list or become quoted on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list or become quoted on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry; if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future.

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

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will come into effect on March 31, 2023. According to the Trial Measures, among other requirements, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures with the CSRC; if a domestic company fails to complete the filing procedures, such domestic company may be subject to administrative penalties; and (2) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and such filings shall be submitted to the CSRC within three business days after the submission of the overseas offering and listing application. On the same day, the CSRC also held a press conference for the release of the the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; and (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies.

With respect to the domestic company, non-compliance with the Trial Measures or an overseas listing completed in breach of it may result in a warning or a fine ranging from RMB 1 million to RMB10 million. Furthermore, the directly responsible executives and other directly responsible personnel of the domestic company may be warned or fined between RMB 500,000 and RMB 5 million and the controlling shareholder, actual controllers, and other legally appointed persons of the domestic company may be warned, or fined between RMB 1 million and RMB 10 million. If, during the filing process, the domestic company conceals important factors or the content is materially false, and securities are not issued, they are subject to a fine of RMB1 million to RMB10 million. With respect to the directly responsible executives and other directly responsible personnel of the domestic company, they are subject to a warning and fine between RMB 500,000 and RMB 5 million, and with respect to the controlling shareholder, actual controllers, and other legally appointed persons of the domestic company, they are subject to a warning and fine between RMB 1 million and RMB 10 million.

As of the date of this annual report, the Trial Measures have come into effect. After March 31, 2023, any failure or perceived failure by the domestic company or PRC subsidiaries to comply with the above confidentiality and archives administration requirements under the Trial Measures and other PRC laws and regulations may result in that the relevant entities would be held legally liable by competent authorities and referred to the judicial organization to be investigated for criminal liability if suspected of committing a crime.

According to a translated copy of the current and effective regulations promulgated by the China Securities Regulatory Commission, that is, the “Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” Article 2 states, “Direct overseas offering and listing by domestic companies refers to such overseas offering and listing by joint-stock company incorporated domestically. Indirect overseas offering and listing by domestic companies refers to such overseas offering and listing by a company in the name of an overseas incorporated entity, whereas the company’s major business operations are located domestically and such offering and listing is based on the underlying equity, assets, earnings or other similar rights of a domestic company”. Accordingly, as the Company believes it is not a joint-stock company incorporated domestically, this offering is not a direct overseas offering and listing by a domestic company. Article 16 states, “Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within 3 working days after the offering is completed. The Company previously offered securities in the United States pursuant to a registration statement on Form S-1/A, filed on August 6, 2020. The Company is a Nevada Corporation formed on October 17, 2018 and is a public company with securities quoted on the OTC Pink Sheets. Therefore, any future offering would be classified as “Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities”. The Company does not believe that it is required to seek pre-authorizations from Chinese authorities prior to the completion of such offering. The Company has taken no actions in regard to the CSRC approval and does not intend to do so, and the Company does not believe that this offering is contingent upon receipt of pre-approval from the CSRC now.

Article 15 states, “any overseas offering and listing made by an issuer that meets both the following conditions will be determined as indirect: (1) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (2) the main parts of the issuer’s business activities are conducted in the Chinese Mainland, or its main places of business are located in the Chinese Mainland, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in the Chinese Mainland. The determination as to whether or not an overseas offering and listing by domestic companies is indirect, shall be made on a substance over form basis.” Article 34 states, “For the purpose of this Measures, domestic companies herein refer to companies incorporated within the Chinese Mainland, including domestic join-stock companies whose securities are directly offered and listed overseas and the domestic operating entities of companies whose securities are indirectly offered and listed overseas. Accordingly, the Company believes any future offering would be an indirect overseas offering by a domestic company.

However, Article 16 states, “Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within 3 working days after the offering is completed. The Company is a Nevada Corporation formed on October 17, 2018 and is a public company with securities quoted on the OTC Pink Sheets. Therefore, any future offering would be classified as “Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities”. The Company does not believe that any offering would be contingent upon receipt of pre-approval from the CSRC.

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

Subject to the requirements and public policy considerations as stipulated under applicable PRC Laws relating to the enforceability of foreign court judgments, submission to foreign jurisdiction for dispute resolution (i) the irrevocable submission of the Company to the jurisdiction of any courts in the United States, the waiver by the Company of any objection to the venue of a proceeding in any such court, the waiver and agreement not to plead an inconvenient forum, the waiver of sovereign immunity

Under PRC Laws, neither the Material PRC Company, nor their respective properties, assets or revenues, are entitled to any right of immunity on the grounds of sovereignty or otherwise from any legal action, suit or proceeding, from set-off or counterclaim, from the jurisdiction of any court, from services of process, from attachment prior to or in aid of execution of any judgment, or from other legal processes or proceedings for the giving of any relief or for the enforcement of any judgment.

There is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, and (2) there is uncertainty as to whether the courts of the PRC would entertain original actions brought in the PRC against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States. Min Jiang is located in the PRC.

The recognition and enforcement of foreign judgments are provided under the PRC Civil Procedure Law. PRC courts may recognize and enforce foreign judgments under certain circumstances in accordance with the requirements of the PRC Civil Procedure Law. Under PRC law, a foreign judgment that does not otherwise violate basic legal principles, state sovereignty, safety or social public interest of the PRC may be recognized and enforced by a PRC court, based either on bilateral treaties or international conventions contracted by China and the country where the judgment is made or on reciprocity between jurisdictions. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

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

o	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this report based on foreign laws;

o	We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business;

o	Our employment practices may be adversely impacted under the labor contract law of the PRC;

o	Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation;

o	The custodians or authorized users of our controlling non-tangible assets, including chops and seals, may fail to fulfill their responsibilities, or misappropriate or misuse these assets;

o	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment;

o	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

o	We may be classified as a “resident enterprise” for PRC enterprise income tax purposes; such classification could result in unfavorable tax consequences to us and our non-PRC shareholders;

o	Uncertainties with respect to the PRC legal system could have a material adverse effect on us;

o	Rules and regulations in China can change quickly with little advance notice to the Company;

o	The Chinese government can intervene or influence our operations at its whim, materially effecting our operations;

o	PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us;

o	U.S. investors face added risks from the Company’s classification as a foreign private issuer;

o	If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders and the common stock holders;

o	We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies;

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

o	Our Corporate Structure may be affected by the new PRC Foreign Investment Law;

o	Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection;

o	We rely on dividends paid by WFOE for our cash needs.

●	Risks Relating to Ownership of Our Common Stock

o	The market price of our common stock may be volatile or may decline regardless of our operating performance;

o	We do not intend to pay dividends for the foreseeable future;

o	Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding common stock in the public marketplace could reduce the price of our common stock;

o	Since our operations and assets are located in China, shareholders may find it difficult to enforce a U.S. judgement against the assets of our Company, our directors and executive officers;

o	Our principal stockholder and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;

o	We may be subject to the penny stock rules;

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

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes; such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

The PRC enterprise income tax law and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. Circular 82, issued by the State Administration of Taxation, provides that a foreign enterprise controlled by a PRC company or a group of PRC companies will be classified as a “resident enterprise” with its “de facto management body” located within China if all of the following requirements are satisfied: (1) the senior management and core management departments in charge of its daily operations function are mainly in China; (2) its financial and human resources decisions are subject to determination or approval by persons or bodies in China; (3) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in China; and (4) at least half of the enterprise’s directors with voting right or senior management reside in China. To provide more guidance on the implementation of Circular 82, the State Administration of Taxation issued Bulletin 45, which clarifies certain matters relating to resident status determination, post-determination administration and competent tax authorities.

The State Administration of Taxation since issued a bulletin to provide more guidance on the implementation of Circular 82. This bulletin further provides that, among other things, an entity that is classified as a “resident enterprise” in accordance with the circular shall file the application for classifying its status of residential enterprise with the local tax authorities where its main domestic investors are registered. From the year in which the entity is determined to be a “resident enterprise,” any dividend, profit and other equity investment gain shall be taxed in accordance with the enterprise income tax law and its implementing rules.

Currently, there are no detailed rules or precedents governing the procedures and specific criteria for determining de facto management bodies which are applicable to our company or our overseas subsidiary. If our company or any of our overseas subsidiaries is considered a PRC tax resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, our company or our overseas subsidiary will be subject to the uniform 25% enterprise income tax rate as to our global income as well as PRC enterprise income tax reporting obligations. Second, although under the Enterprise Income Tax Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as tax-exempted income, we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends payable by us to our shareholders and gain on the sale of our shares may become subject to PRC withholding tax. It is possible that future guidance issued with respect to the new resident enterprise classification could result in a situation in which a withholding tax of 10% for our non-PRC enterprise shareholders or a potential withholding tax of 20% for individual investors is imposed on dividends we pay to them and with respect to gains derived by such investors from transferring our shares. In addition to the uncertainty in how the new resident enterprise classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect. If we are required under the Enterprise Income Tax law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if we are required to pay PRC income tax on the transfer of our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected. It is unclear whether, if we are considered a PRC resident enterprise, holders of our shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas.

Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

Our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

On April 13, 2020, twelve Chinese government agencies jointly promulgated the Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which will take effect in September 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the CAC. Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. As these laws, opinions and the draft measures were recently issued, official guidance and interpretation of these remain unclear in several respects at this time, and the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws, opinions and the draft measures. Therefore, it is uncertain whether the future regulatory changes would impose additional restrictions on our business.

The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, PRC Cybersecurity Law and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

We are not be subject to the cybersecurity review by the CAC given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. As a result of the nature of the Company’s operations and size, the Company does not believe that the above is applicable to the Company. Additionally, The Company is of the belief that the expenses of engaging PRC counsel would be unduly burdensome on the Company, and thus, the Company has not sought to engage PRC counsel to obtain an additional opinion pertaining to the Company’s understanding of all required approvals and permission to operate our business.

Recent greater oversight by the CAC over data security could adversely impact our business.

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Given that: (i) we do not possess personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, this is inapplicable. As a result of the nature of the Company’s operations and size, the Company does not believe that the above is applicable to the Company. Additionally, The Company is of the belief that the expenses of engaging PRC counsel would be unduly burdensome on the Company, and thus, the Company has not sought to engage PRC counsel to obtain an additional opinion pertaining to the Company’s understanding of all required approvals and permission to operate our business.

At present, we do not believe our operations require the approval and or permission of Chinese authorities. This is because the Company’s business is prefabricated food supply, which we believe does not require the approval and permission of the Chinese government. The “Special Management Measures for Foreign Investment Access (Negative List) (2021 Edition)” and “Market Access Negative List (2022 Edition)” issued by the Chinese government do not include the industry and business the Company is involved in. The Company is of the belief that the expenses of engaging PRC counsel would be unduly burdensome on the Company, and thus, the Company has not sought to engage PRC counsel to obtain an additional opinion pertaining to the Company’s understanding of all required approvals and permission to operate our business.

On November 14, 2021, the CAC published the Data Security Management Regulations Draft, which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. According to the Data Security Management Regulations Draft, data processing operators who possess personal data of at least one million users or collect data that affects or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. The deadline for public comments on the Data Security Management Regulations Draft was December 13, 2021. On July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Outbound Data Transfers, or the Measures, which will become effective from September 1, 2022. The Measures shall apply to the security assessment of the provision of important data and personal information collected and generated by data processors in the course of their operations within the territory of the PRC by such data processors to overseas recipients. The Measures stipulates the circumstances under which security assessment of outbound data transfers should be declared, including: (i) outbound transfer of important data by a data processor; (ii) outbound transfer of personal information by a critical information infrastructure operator or a personal information processor who has processed the personal information of more than one million people; (iii) outbound transfer of personal information by a personal information processor who has made outbound transfers of the personal information of one million people cumulatively or the sensitive personal information of 10,000 people cumulatively since January 1 of the previous year; or (iv) other circumstances where an application for the security assessment of an outbound data transfer is required as prescribed by the national cyberspace administration authority. Based on the relevant regulations relating to outbound data transfer in the Cybersecurity Law, the Data Security Law, and the Personal Information Protection Law, the Measures provide the scope, conditions and procedures of security assessment of outbound data transfer and thereby provide specific guidelines for security assessment of outbound data transfers.

We believe that we are in compliance with the current data security, cybersecurity, and other regulations and policies issued by the CAC, and we have not received any inquiry, notice, warning, or sanctions from the CAC or other PRC governmental authorities for violation of those regulations or policies to date. However, since many of those regulations or policies are relatively new, there remains significant uncertainty as to their interpretation and implementation. If PRC governmental authorities interpret or implement those regulations or policies in a way different from us and conclude that there are violations by us in the future, or new laws, regulations, rules, or detailed implementation and interpretation are adopted that result in noncompliance by us, we may be subject to fines, penalties or other sanctions, which may have a significant adverse impact on our financial position, operations and the value of our Common stock. As of the date of this annual report, we have not received any notice from any authorities identifying our PRC subsidiary as a critical information infrastructure operator or requiring us to go through cybersecurity review or network data security review by the CAC. We believe that our proposed listing in the U.S. will not be affected by the Cybersecurity Review Measures, Data Security Management Regulations Draft or the Measures, and our PRC operations will not be subject to cybersecurity review or network data security review by the CAC because our business does not rely on the collection of user data or implicate cybersecurity and we do not possess more than one million users’ individual information. There remains uncertainty, however, as to how the Cybersecurity Review Measures, the Data Security Management Regulations Draft and the Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures, the Data Security Management Regulations Draft and the Measures. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review or network data security review in the future.

However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

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

Our Chief Executive Officer, Mr. Jianjun Zhong, beneficially owns approximately 99.5% of our issued and outstanding shares of common stock (based on the number of shares of common stock outstanding as of the date of this report). Mr. Zhong alone will be able to impact matters requiring stockholder approval. For example, he may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of Mr. Zhong and our management may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol KNGW. Trading is very sporadic; the most recent trade was for $0 .32 per share, on September 20, 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting. We have identified the following material weaknesses.

1.	As of December 31, 2021, our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective.

2.	As of December 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is taking steps to remediate the material weakness listed above by implementing the following:

●	Developing written policies and procedures for accounting processes.

●	Monitoring written policies and procedures to ensure effectiveness.

●	Hiring and training additional personnel with the intent to provide segregation of duties and eliminate excessive amount of control over a process.

●	Requiring dual authorization on all ACH payments and bank wires.

●	Requiring management to review and approve all expenses.

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

KENONGWO GROUP US, INC.

Date: September 22, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: September 22, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
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