Form 10-K/A
period 2022-12-31
Kenongwo Group US, Inc.
filed 2023-09-25
CIK 1797762

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

Registrant’s telephone number, including the area code: +86 - 400-915-2178

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

The number of outstanding shares of the registrant’s common stock on September 25, 2023, was 101,882,485.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol KNGW. Trading is very sporadic; the most recent trade was for 100 shares at $.32 per share, on September 25September 20, 2023.

Holders

As of September 25, 2023, we have record 105 record holders of our common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As noted in Item 1, on November 1, 2021, FINRA announced a 1-for-10 reverse split of our then-outstanding common shares, which took effect of November 2, 2021. The following table provides information as to shares of common stock beneficially owned as of September 25, 2023, by:

●	each director;

●	each named executive officer; and

●	each person known by us to beneficially own at least 5% of our common stock.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jianjun Zhong	56,890,675	55.8%
Zhenggen Zhang	200,000	Less than 1%

(1)	Applicable percentages are based on 101,882,485 shares outstanding as of September 25, 2023 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

KENONGWO GROUP US, INC.

Date: September 25, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: September 25, 2023	By:	/s/ Jianjun Zhong
		Name:	Jianjun Zhong
		Title:	Chief Financial Officer
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

September 25, 2023

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